Form 10-Q
period 1995-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1996-06-11
CIK 819028

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended September 30, 1995.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the Transition Period from                to
                                                --------------   --------------

                         Commission file number 1-9748
- -------------------------------------------------------------------------------

                        AMERICAN FILM TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified its charter)

           Delaware                                         23-2359277
- -------------------------------                  ------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)

                4105 Sorrento Valley Blvd., San Diego, CA 92121
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number including area code
                                 (619) 623-0830
- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes               No     X
                             ----------       ----------

As of May 2, 1996, there were 69,567,310 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                             (Debtor In Possession)
                      Condensed Consolidated Balance Sheets

                                                   September 30,        June 30,
                                                       1995               1995
                                                   (unaudited)
                                                   ------------      ------------
Assets
Current Assets:
  Cash                                             $    103,807      $     10,584
  Restricted cash                                     2,751,014            15,322
  Accounts receivables                                   23,692            23,692
  Other current assets                                  103,071            99,714
                                                   ------------      ------------
Total current assets                                  2,981,584           149,312

Equipment and software, at cost, net                    819,993         1,039,804
Film library, net                                        55,380            73,842
                                                   ------------      ------------
                                                   $  3,856,957      $  1,262,958
                                                   ============      ============


Liabilities and stockholders' equity/(deficit)
Current Liabilities:
  Notes payable:
     Bank Loans - in default                       $    348,385      $    598,385
     Other loans                                        622,300           119,300
  Accounts payable and accrued expenses               1,516,451         1,488,332
  Accrued compensation                                  501,095           501,095
                                                   ------------      ------------
Total current liabilities                             2,988,231         2,707,112

Liabilities subject to compromise                     1,642,211         1,642,211
                                                   ------------      ------------
Total liabilities                                     4,630,442         4,349,323

Stockholders' equity/(deficit):
  Preferred stock, $.001 par value:
    Authorized shares - 10,000,000 at
    September 30, 1995 and June 30, 1995:
    issued and outstanding shares 695,250 at
    September 30, 1995 and June 30, 1995                    695               695
  Common stock, $.002 par value:
    Authorized shares - 90,000,000 at
    September 30, 1995 and June 30, 1995:
    issued and outstanding shares 30,410,802
    at September 30, 1995 and June 30, 1995              60,822            60,822
  Capital in excess of par value                     13,526,767        13,526,767
  Accumulated deficit                               (17,100,869)      (16,674,649)
  Subscription payable                                2,739,100
                                                   ------------      ------------
Total stockholders' equity/(deficit)                   (773,485)       (3,086,365)
                                                   ------------      ------------
                                                   $  3,856,957      $  1,262,958
                                                   ============      ============

See accompanying notes.

                        American Film Technologies, Inc.
                             (Debtor In Possession)
                 Condensed Consolidated Statement of Operations

             For the Three months ended September 30, 1995 and 1994

                                   (Unaudited)


                                                      1995                1994
                                                   ----------          ----------
Revenues:

  Distribution revenues                                    $0              $6,806
                                                   ----------          ----------
                                                            0               6,806
Expenses:

  Compensation and benefits - administrative
    and officers                                       34,159              23,580
  Selling, general and administrative                  76,828             203,879
  Interest expense                                     26,779              15,271
  Depreciation and amortization                       238,273             231,850
  Reorganization items:
    Professional fees                                  48,930              31,135
    U.S. Trustee fees                                   1,250                 500
                                                   ----------          ----------
                                                      426,219             506,215
                                                   ----------          ----------

Net loss                                            ($426,219)          ($499,409)
                                                   ==========          ==========

Net loss per share                                     ($0.01)             ($0.02)
                                                   ==========          ==========

Shares used in per share computation               30,410,802          27,510,802
                                                   ==========          ==========

See accompanying notes.

                        American Film Technologies, Inc.
                             (Debtor In Possession)
                        Condensed Consolidated Statements
                    of Cash Flows For the Three months ended
                           September 30, 1995 and 1994
                                   (Unaudited)

CASH FLOWS FROM OPERATION ACTIVITIES:                 1995                 1994
                                                   ----------           ---------
Net income/(loss)                                   ($426,219)          ($499,409)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciaiton and amortization                     238,273             231,850
    Changes in assets and liabilities:
        Restricted cash                            (2,735,692)              1,325
        Prepaids, deposits and other current
          assets                                       (3,357)             10,276
        Accounts payable and accrued expenses          28,118             133,870
                                                   ----------           ---------
Net cash (used) by operating activities            (2,898,877)           (122,088)

Cash Flows From Investing Activities:
                                                           --                  --
                                                   ----------           ---------
Net cash provided (used) by investing activities            0                   0

Cash Flows From Financing Activities:
    Principal payments on notes payable - bank       (250,000)                 --
    Prodeeds from notes payable - other               503,000                  --
    Proceeds from sale of common stock                     --             130,000
    Proceeds from common stock subscriptions        2,739,100                  --
                                                   ----------           ---------
Net cash provided by financing activities           2,992,100             130,000

Net increase in cash                                   93,223               7,912
Cash, beginning of period                              10,584              25,980
                                                   ----------           ---------
Cash, end of period                                  $103,807             $33,892

Supplemental disclosures of cash flow information:

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995 (UNAUDITED)



1. Reorganization Under Chapter 11
- ----------------------------------

Bankruptcy Proceedings and Basis of Presentation

On October 15, 1993, American Film Technologies, Inc. (the "Company") filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgment obtained before the commencement of the case. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. As discussed below (see H. J. Meyers Agreement), the Company completed a private placement of its common stock for $3.46 million and management intends to raise additional funds to finance its ongoing operations. While management believes it will be successful in its efforts, there are no assurances such additional funds will be raised. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims or any class of creditors that might be provided for in the Plan. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order confirming the settlement of a disputed claim. See discussion under "Fresh Start Accounting" below. The only effects of the bankruptcy proceedings reflected in the accompanying financial statements as of September 30, 1995 and September 30, 1994 are that all accounts receivable and subscriptions receivable, related to the private placement, which have been collected have been deposited into restricted escrow accounts and reflected as "Restricted cash" in the accompanying consolidated balance sheet, "Liabilities subject to compromise," which are impaired prepetition liabilities in accordance with the Plan and ""Reorganization items" (including professional fees) have been specifically identified on the accompanying consolidated statement of operations.

Plan of Reorganization

On October 6, 1995, the Company's Plan was approved by the Bankruptcy Court and became effective October 17, 1995. Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

                       Estimated
Class of               Amount of               Distribution under the
Claims                 Claim                   Plan                             Status
- --------               ---------               ----------------------           -------
Class 1                $86,000                 Cash payment in full             Unimpaired
Employee                                       on Effective Date
Priority
Claim

Class 2                $80,000                 Cash payment on Distribution     Unimpaired
Priority                                       Date or, at the Company's
Claim                                          discretion, over six years
                                               plus interest

Class 3                $623,000                Cash payment on the              Unimpaired
Comerica                                       Effective Date plus interest
Claim                                          and reasonable legal fees

Class 4                $500,000                Cash payment plus interest       Unimpaired
Secured Claims                                 on the Effective Date

Class 5                $122,000                $110,000 cash payment plus       Impaired
DIP Financing                                  interest on the Effective Date
Claims                                         and remainder in one year note

Class 6                $6,000                  Cash payment in full on          Unimpaired
Convenience                                    the Effective Date
Claims

Class 7                $1,697,000*             Unsecured five year notes        Impaired
Unsecured                                      in full amount of allowed claim,
Claims                                         with interest at 7%


                       Estimated
Class of               Amount of               Distribution under the
Claims                 Claim                   Plan                             Status
- --------               ---------               ----------------------           -------
Class 8                N/A                     $10 cash on the Effective Date   Impaired
Preferred                                      Unexercised Series B, C and D
Stock Interest                                 voting convertible interest will
                                               be canceled

Class 9                N/A                     Retained, subject to dilution    Impaired
Common
Stock Interest

Class 10               N/A                     Canceled                         Impaired
Other Equity
Interests

* Amount does not include the Class 7 claim of Joseph Taritero, which had been compromised pursuant to the terms of a prior stipulation and order. See 3. Commitments and Contingencies.

H. J. Meyers Agreement

On May 3, 1995, the Company executed an agreement with H. J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option (beginning May 30, 1995) to purchase up to 51% of the Company's common stock for $3 million. Upon approval of the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non refundable fee of $150,000 for the option. The agreement required Meyers to pay the $3 million to the Company upon the effective date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4 million which would result in net proceeds of $3.48 million to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors," as that term is defined by the Securities Act of 1933. As of October 31, 1995, the closing date for the private placement, Meyers sold subscriptions totaling $3.46 million for the purchase of the Company's stock. As of April 26, 1996, the Company had received net proceeds of $3.46 million, including the conversion of a $300,000 bridge loan discussed below.

The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the Effective Date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company to file a registration statement with the SEC covering the reoffer and resale of its shares (up to 38,982,508). Not withstanding the foregoing, if at any time prior to exercise of the demand registration rights, the Company receives a letter of intent from an underwriter for a public equity offering of at least $5 million of the Company's securities, then the demand registration right shall terminate. On March 28, 1996, the Company entered into a letter of intent with Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the Nasdaq Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

To enable the Company to fund certain obligations prior to the Effective Date, on July 28, 1995, Meyers arranged a $500,000 bridge loan to the Company with interest at 8% plus common stock at the rate of one half share for every dollar of bridge loan. The loans are convertible into common stock at the same rate as the private placement to the accredited investors. On the Effective Date, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. The $500,000 bridge loan is included in Class 4 - Secured Claims mentioned above.

Fresh Start Accounting (Unaudited)

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying unaudited pro forma balance sheet as of the Effective Date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting immediately before confirmation of the Plan received less than fifty percent of the voting stock of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement of approximately 56% of its common stock which was completed on the Effective Date. In addition, the accumulated deficit of the Company is eliminated and its capital structure is recast in conformity with the Plan. As such, the accompanying unaudited consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

Current Assets:                                      Current Liabilities:
   Cash                         $ 3,075,921             Notes payable:
                                                           Bank loans                    $   348,000
                                                           Other loans                       322,300
   Other current assets              36,494
                                                        Accounts payable and
                                                          accrued expenses                 1,471,467
                                                        Accrued compensation                 729,000
                                -----------                                              -----------
   Total current assets           3,112,415             Total current liabilities          2,870,767

Equipment and software              514,739             Long-term debt                     1,642,211
Film library                        450,000
Reorganization value in
     excess of amounts                                  Common stock                         139,115
     allocable to identifiable                          Capital in excess of par           5,662,324
     assets                       6,237,263                                              -----------
                                -----------             Total stockholders equity          5,801,439
                                $10,314,417                                              -----------
                                                                                         $10,314,417

2.  Summary of Significant Accounting Policies
- ----------------------------------------------

The Company's principal business is the production of color versions of motion pictures and television programs originally produced in black-and-white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution. Since the filing of its Chapter 11 Bankruptcy, the Company has not generated any film colorization or animation production or new fee for service orders.

Consolidation

The consolidated financial statements include the accounts of Midtech de Mexico S.A., the Company's wholly-owned Mexican subsidiary. Due to the lack of film coloring activity, Midtech is not currently operational. All intercompany transactions have been eliminated in consolidation.

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock for the periods by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended September 30, 1995 and 1994, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

3. Commitments and Contingencies
- --------------------------------

Taritero Claim. The Company's former Chief Executive Officer, Joseph Taritero, sued the Company and certain of its former directors and officers in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages "in excess of $686,000." Mr. Taritero and the Company had executed a three year Employment Agreement in December 1991 and Mr. Taritero served as Chief Executive Officer of the Company from that time until his resignation in November 1992.

The Company had no funds to defend the action and had not retained counsel to do so, and in May 1995, a default judgment was entered against the Company for compensatory damages of $892,000 on a breach of contract. In accordance with the Stipulation and Order from the Bankruptcy Court, the Company agreed to a full and final settlement with Mr. Taritero for an amount of $275,000. In accordance with the terms of the Plan, $125,000 was paid on the Effective Date, $75,000 was paid in April 1996 and the remaining $75,000 is to be paid in October 1996. The Company and Mr. Taritero have executed mutual general releases each in favor of the other. Mr. Taritero also received a compensatory damage award of $892,000 and a punitive damage award of $8,125,000 solely against the former directors and officers of the Company for fraud.

AFT de Mexico. Due to restraints on the utilization of the Company's cash imposed by Comerica Bank, the Company's subsidiary, AFT de Mexico, missed its payroll on October 8, 1993 and the employees began a work stoppage. As a result of the strike, the Mexican employees filed a lien against the Company's equipment located in Mexico. In August 1994, a Mexican court ruled in favor of the workers, validating their lien on the equipment. In March 1995, the Mexican Labor Board allowed the employees to execute their lien and granted them title to the equipment. In June 1995, the Company's new subsidiary, Midtech de Mexico, S.A., entered into a purchase agreement with the workers to purchase the equipment back from the workers for $215,000, which has subsequently been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

         This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Overview and Reorganization.
- ----------------------------

         On October 15, 1993, the Company filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company has raised $3.46 million in new capital in exchange for the issuance of common stock representing approximately 54% if its total outstanding common stock. For a detailed discussion of the bankruptcy proceedings, see Note 1 in the Notes To Condensed Consolidated Financial Statements.

         From the filing of the bankruptcy to October 1995, AFT was funded principally from the conversion of all of its Series A Preferred Stock and 64,750 shares of its Series B Preferred Stock into 15,237,500 shares of Common Stock. The conversion generated $638,000 in additional capital. In addition, Mr. Gerald Wetzler, AFT's principal shareholder during the bankruptcy period, and Mr. Robert Bernhard, pursuant to a debtor in possession secured lending arrangement, in their discretion, could make available to AFT up to an aggregate of $150,000 (the "DIP Financing"). The maximum outstanding at any time under the DIP Financing was $122,000 in July 1995.

         The Company's production facility in Tijuana, Mexico initially closed down in October 1993 due to a strike of its employees. It currently remains closed because the Company has not resumed operations. In June 1995, the Company's new subsidiary, Midtech de Mexico, renegotiated the lease of its production facility in Tijuana. Current management believes a Mexican production facility is advantageous to the strategic plan of the Company.

         Success of the Company will, among other things, depend upon the resumption of production in Mexico. That will require reemployment of selected former Mexican employees. Since the Mexican operation was suspended in October 1993, the Company believes most of the former employees have found other jobs. If Midtech is unable to rehire certain former employees, it will have to recruit and train a new work force. That would delay the resumption of production and increase the cost of production. As such, it could have a materially adverse effect on the Company. Although the Company expects to benefit from the devaluation of the peso, there is no assurance of how long those expected benefits will last.

         Since emerging from bankruptcy, the Company has actively pursued new product development and opportunities, as well as strategic alliances and partners. Related to those efforts, the Company has engaged the ADASAR Group, Inc. ("Adasar"). Adasar, through its principal, Dennis Levine, has sought new product opportunities and strategic alliances on behalf of the Company.

         On March 28, 1996, the Company entered into a letter of intent with Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the Nasdaq Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, obtain "key man" life insurance on the lives of designated executive officers of the Company; and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

Results of Operations.
- ----------------------

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. During the quarter ended September 30, 1995, the Company did not recognize any income compared to income of approximately $7,000 for the quarter ended September 30, 1994.

         Expenses of approximately $426,000 for the quarter ended September 30, 1995 were relatively constant compared to expenses of approximately $506,000 for the year ago quarter.

         For the quarter ended September 30, 1995, the Company had a net loss of approximately $426,000, or $0.01 cents per share, compared to a net loss of approximately $499,000, or $0.02 cents per share, in the same quarter in the prior year.

Liquidity and Capital Resources.
- --------------------------------

         On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court. The Plan became effective on October 17, 1995. In connection with this Plan, the Company completed a private placement of $3.46 million, and management of the Company has expressed its intention to raise additional funds to finance ongoing operations. The funds raised in the private placement, as well as the additional funds to be raised by management, are essential for the Company to continue operations, and no assurance can be made that such additional funds can be raised. As noted above, the Company has entered into a Letter of Intent with H. J. Meyers & Co., Inc. for the purpose of raising additional capital through a public offering.

                           PART II : OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
- -------------------------

         Taritero Claim. The Company's former Chief Executive Officer, Joseph Taritero, sued the Company and certain of its former directors and officers in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages "in excess of $686,000." Mr. Taritero and the Company had executed a three year Employment Agreement in December 1991 and Mr. Taritero served as Chief Executive Officer of the Company from that time until his resignation in November 1992.

         The Company had no funds to defend the action and had not retained counsel to do so, and in May 1995, a default judgment was entered against the Company for compensatory damages of $892,000 on a breach of contract. In accordance with the Stipulation and Order from the Bankruptcy Court, the Company agreed to a full and final settlement with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the Effective Date, $75,000 was paid in April 1996 and the remaining $75,000 is to be paid in October 1996. The Company and Mr. Taritero have executed mutual general releases each in favor of the other. Mr. Taritero also received a compensatory damage award of $892,000 and a punitive damage award of $8,125,000 solely against the former directors and officers of the Company for fraud.

         AFT de Mexico. Due to restraints on the utilization of the Company's cash imposed by Comerica Bank, the Company's subsidiary, AFT de Mexico, missed its payroll on October 8, 1993 and the employees began a work stoppage. As a result of the strike, the Mexican employees filed a lien against the Company's equipment located in Mexico. In August 1994, a Mexican court ruled in favor of the workers, validating their lien on the equipment. In March 1995, the Mexican Labor Board allowed the employees to execute their lien and granted them title to the equipment. In June 1995, the Company's new subsidiary, Midtech de Mexico, S.A., entered into a purchase agreement with the workers to purchase the equipment back from the workers for $215,000, which has subsequently been paid.

Item 2.  Changes In Securities
- ------------------------------

         None during the period. As a result of the Plan, all unexercised Series B, C and D preferred stock was canceled and common stock was retained, subject to dilution because of the private placement.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

         None during the period. As a result of the Plan, Comerica Bank's secured claim was repaid in November 1995. The amount of $582,193 paid to Comerica included principal, accrued interest and reasonable legal fees.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

         None.

Item 5.  Other Information
- --------------------------

         As a result of the Plan, as of the Effective Date of the Plan, the Company will adopt "fresh start" accounting, which will reflect the payment or discharge of certain debts in accordance with the Plan. "Fresh start accounting" allows a reorganized entity to reflect its reorganization value, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company is eliminated and its capital structure is recast in conformity with the Plan.

         In February 1996, the Company elected Larry King and Steven Lefkowitz to its Board of Directors. Mr. King is the host of CNN's "Larry King Live" and Mutual Radio's "Larry King Show" and is a columnist for USA Today. Mr. Lefkowitz is founder and President of Wade Capital Corporation, founded in 1990.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.



Date:  June 7, 1996                    By:  /s/ Gerald M. Wetzler //
       ---------------                      -------------------------
                                                Gerald M. Wetzler,
                                         Chairman, Chief Executive Officer



Date:  June 7, 1996                    By:  /s/ John J. Karl //
       -------------                        --------------------
                                                 John J. Karl,
                                         Principal Accounting Officer