Form 10-Q
period 1995-12-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1996-06-20
CIK 819028

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended December 31, 1995
                                        or

( )    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934, for the Transition Period from         to
                                                           ---------  ---------

                       Commission file number 1-9748
       ------------------------------------------------------------------------

                        AMERICAN FILM TECHNOLOGIES, INC.
       ------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)

             Delaware                                 23-2359277
       ------------------------------------------------------------------------
       (State or other jurisdiction of       (IRS Employer Identification
       incorporation or organization)        Number)

               4105 Sorrento Valley Blvd., San Diego, CA 92121
       ------------------------------------------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number including area code
                             (619) 623-0830
       ------------------------------------------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                No  X
                       -----             -----

       As of May 30, 1996, there were 69,567,310 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                (Unaudited)
                                                                  Successor        Predecessor
                                                                    Company            Company
                                                              -------------      -------------
                                                               December 31,           June 30,
Assets                                                                 1995              1995
                                                              -------------      -------------
Current Assets:
  Cash                                                           $1,032,871        $   10,584
  Restricted cash                                                         0            15,322
  Accounts receivables                                                    0            23,692
  Other current assets                                              146,257            99,714
                                                                -----------       -----------
Total current assets                                              1,179,128           149,312

Equipment and software, at cost, net                                491,313         1,039,804
Film library, net                                                   412,500            73,842
Reorganization value in excess of identifiable assets, net        6,249,893                 0
                                                                -----------       -----------
                                                                $ 8,332,834       $ 1,262,958
                                                                ===========       ===========
Liabilities and stockholders' equity/(deficit):
Current Liabilities:
  Notes payable:
    Bank Loans - in default                                     $         0       $   598,385
    Other loans                                                      91,060           119,300
  Accounts payable and accrued expenses                             862,846         1,488,332
  Accrued compensation                                              297,827           501,095
                                                                -----------       -----------
Total current liabilities                                         1,251,733         2,707,112

Liabilities subject to compromise                                                   1,642,211
Long term notes payable                                           1,697,963                 0
                                                                -----------       -----------
Total liabilities                                                 2,949,696         4,349,323

Stockholders' equity/(deficit):
  Preferred stock, $.001 par value:
    Authorized shares - 10,000,000 at December 31, 1995 and
    June 30, 1995: issued and outstanding shares 0 at
    December 31, 1995 and 695,250 at June 30, 1995                        0               695
  Common stock, $.002 par value:
    Authorized shares - 90,000,000 at December 31, 1995 and
    June 30, 1995: issued and outstanding shares 69,557,310
    at December 31, 1995 and 30,410,802 at June 30, 1995            139,115            60,822
  Capital in excess of par value                                  5,661,953        13,526,767
  Accumulated deficit                                              (417,930)      (16,674,649)
                                                                -----------       -----------
Total stockholders' equity/(deficit)                              5,383,138        (3,086,365)
                                                                -----------       -----------
                                                                $ 8,332,834       $ 1,262,958
                                                                ===========       ===========

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                     For the Three months ended December 31, 1995      For the Six months ended December 31, 1995
                                     and December 31, 1994                             and December 31, 1994

                                          Successor     Predecessor     Predecessor       Successor    Predecessor      Predecessor
                                            Company         Company         Company         Company        Company          Company
                                       ------------     -----------     -----------    ------------    -----------     ------------
                                        October 17,      October 1,                     October 17,        July 1,
                                            1995 to         1995 to                         1995 to        1995 to
                                       December 31,     October 16,    December 31,    December 31,    October 16,     December 31,
                                               1995            1995            1994            1995           1995             1994
                                       ------------    ------------    ------------    ------------    -----------     ------------
Revenues:

 Distribution revenues                 $          0    $          0    $      6,807    $          0    $         0    $     13,613
                                       ------------    ------------    ------------    ------------    -----------     ------------
                                                  0               0           6,807               0              0          13,613

Expenses:

 Compensation and benefits -
   administrative and officers               37,133         229,670          30,422          37,133        263,829          54,002
 General and administrative                 253,213          20,280         239,696         253,213         97,108         443,575
 Interest expense, net                       14,137           6,353          18,976          14,137         33,132          34,247
 Depreciation and amortization              113,447               0         231,850         113,447        238,273         463,700
 Reorganization items:
   Fresh start adjustments                        0      (6,326,258)              0               0     (6,326,258)              0
   Professional fees                              0          16,500         145,433               0         65,430         176,568
   U.S. Trustee fees                              0               0             500               0          1,250           1,000
                                       ------------    ------------    ------------    ------------    -----------     ------------
                                            417,930      (6,053,455)        666,877         417,930     (5,627,236)      1,173,092
                                       ------------    ------------    ------------    ------------    -----------     ------------
Net income/(loss)                      ($   417,930)   $  6,053,455    ($   660,070)   ($   417,930)   $ 5,627,236     ($1,159,479)
                                       ============    ============    ============    ============    ===========     ============
Net income/(loss) per share            ($      0.01)   $       0.19    ($      0.02)   ($      0.01)   $      0.17     ($     0.04)
                                       ============    ============    ============    ============    ===========     ============
Shares used in per share computation     69,557,310      32,232,802      29,610,802      69,557,310     32,232,802      28,560,802
                                       ============    ============    ============    ============    ===========     ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Successor      Predecessor       Predecessor
                                                                   Company          Company           Company
                                                              ------------      -----------     -------------
                                                               October 17,          July 1,
                                                                   1995 to          1995 to
                                                              December 31,      October 16,      December 31,
CASH FLOWS FROM OPERATION ACTIVITIES:                                 1995             1995              1994
                                                              ------------      -----------     -------------
Net income/(loss)                                              ($  417,930)     $ 5,627,236      ($1,159,479)
Adjustments to reconcile net (loss) to net cash
 (used) by operating activities:
   Depreciation and amortization                                   113,447          238,273          463,700
   Fresh start adjustments                                                       (6,326,258)
   Change in estimate to Liabilities subject to compromise                                           150,273
   Changes in assets and liabilities:
      Restricted cash                                                    0           15,322           51,400
      Prepaids, deposits and other current assets                 (109,764)          86,913           (8,912)
      Accounts payable and accrued expenses                     (1,039,757)         210,651          283,840
      Adjustment to L/T Notes payable                               55,729
      Adjustment to Reorganization value in excess of
        identifiable asset account                                 (65,150)
                                                                ----------       ----------       ----------
Not cash (used) by operating activities                         (1,463,425)        (147,863)        (219,178)

Cash Flows From Investing Activities:
                                                                        --               --               --
                                                                ----------       ----------       ----------
Net cash provided (used) by investing activities                         0                0                0
Cash Flows From Financing Activities:
   Principal payments on notes payable - bank                     (348,385)        (250,000)
   Principal payments on notes payable - other                    (332,503)
   Proceeds from notes payable - other                             101,263          503,000           27,000
   Proceeds from common stock subscriptions                                       2,960,200
   Proceeds from sale of common stock                                                                170,000
                                                                ----------       ----------       ----------
Net cash provided by financing activities                         (579,625)       3,213,200          197,000

Net (decrease) in cash                                          (2,043,050)       3,065,337          (22,178)
Cash, beginning of period                                        3,075,921           10,584           25,980
                                                                ----------       ----------       ----------
Cash, end of period                                            $ 1,032,871      $ 3,075,921       $    3,802

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $   143,200                0                0

See accompanying notes

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)


1. Basis of Presentation
- ------------------------

       The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The Company believes that the consolidated financial statements for the period October 17, 1995 to December 31, 1995 include all necessary adjustments (which are of a normal and recurring nature) and those adjustments required to adopt Fresh Start Reporting as described below, which are considered necessary for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. Because of the adoption of Fresh Start Reporting effective October 17, 1995, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not comparable with prior periods.

       Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims of any class of creditors that might be provided for in the Plan. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order confirming the settlement of a disputed claim.

       As discussed in Note 2 below, as of May 28, 1996, the Company had received net proceeds of $3.46 million from the H.J. Meyers Private Placement, including the conversion of a $300,000 bridge loan discussed below. Management must raise additional funds to finance its ongoing operations. While management believes it will be successful in its efforts, there are no assurances such additional funds will be raised. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

       In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans on adopting Statement No. 121 in the first quarter of fiscal year 1997. If the Company is unable to raise additional funds, then its long-lived asset, Reorganization Value in Excess of Identifiable Assets could be impaired.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)


2. Reorganization and Recapitalization
- --------------------------------------

       On October 15, 1993, American Film Technologies, Inc. (the "Company") filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization and were classified on the consolidated balance sheet as "Prepetition liabilities subject to compromise" as of June 30, 1995. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

       On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:


Class of         Estimated                 Distribution under the             Status
- --------         ---------                 ----------------------             ------
Claims           Amount of                 Plan
- ------           ---------                 ----
                 Claim
                 -----

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

Class 3          $623,000                  Cash payment on the                Unimpaired
Comerica                                   Effective Date plus interest
Claim                                      and reasonable legal fees

Class 4          $500,000                  Cash payment plus interest         Unimpaired
Secured Claims                             on the Effective Date

Class 5          $122,000                  $110,000 cash payment plus         Impaired
DIP Financing                              interest on the Effective Date
Claims                                     and remainder in one year note

Class 6          $6,000                    Cash payment in full on            Unimpaired
Convenience                                the Effective Date
Claims

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)

Class 7           $1,697,000*               Unsecured five year notes           Impaired
Unsecured                                   in full amount of allowed claim,
Claims                                      with interest at 7%

Class 8           N/A                       $ 10 cash on the Effective Date.    Impaired
Preferred                                   Unexercised Series B, C and D
Stock Interest                              voting convertible interest will
                                            be canceled

Class 9           N/A                       Retained, subject to dilution       Impaired
Common
Stock Interest

Class 10          N/A                       Canceled                            Impaired
Other Equity
Interests


* Amount does not include the Class 7 claim of Joseph Taritero, which has been compromised pursuant to the terms of a prior stipulation and order. See 5.
Commitments and Contingencies.                                      ------
- ------------------------------
H. J. Meyers Agreement

       The Plan was financed primarily from a stock purchase agreement executed with H.J. Meyers & Co ("Meyers"). On May 3, 1995, the Company executed an agreement with Meyers pursuant to which Meyers purchased an exclusive 90 day option (beginning May 30, 1995) to purchase up to 51% of the Company's common stock for $3 million. Upon approval of the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non refundable fee of $150,000 for the option. The agreement required Meyers to pay the $3 million to the Company upon the Effective Date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4 million which would result in net proceeds of $3.48 million to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors," as that term is defined by the Securities Act of 1933. As of October 31, 1995, the closing date for the private placement, Meyers sold subscriptions totaling $3.46 million for the purchase of the Company's stock.

       The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the Effective Date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)

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

Fresh Start Accounting (Unaudited)

       Upon emergence from its Chapter 11 proceedings, the Company adopted the provisions of Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting") as promulgated by the American Institute of Certified Public Accountants in 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh Start Reporting as of October 16, 1995. The December 31, 1995 consolidated balance sheet is, therefore, the balance sheet of a new reporting entity and is not comparable to prior periods. Furthermore, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the period October 17, 1995 to December 31, 1995 are also not comparable with prior periods.

       The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement for approximately 56% of its

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)

common stock which was completed on the Effective Date. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment, software and film library have been recorded at their approximate fair value. Long term debt consists of pre-petition liabilities and will be paid out subject to the terms of the Plan.

       The effect of the Plan on the Company's unaudited consolidated balance sheet at October 17,1995 (the Effective Date) is as follows:

                                                                                   (1)               (2)
                                                                               H.J Mayers            Fresh        Reorganized
                                                               Prior to           Private            Start            Balance
Assets                                                   Reorganization         Placement      Adjustments              Sheet
                                                         --------------      ------------      -----------      -------------
Current Assets:
  Cash                                                     $    115,721      $  2,960,200      $          0      $  3,075,921
  Restricted cash                                             2,960,200        (2,960,200)                                  0
  Accounts receivables                                                0                                                     0
  Other current assets                                           36,493                                                36,493
                                                           ------------      ------------      ------------      ------------
Total current assets                                          3,112,414                 0                 0         3,112,414
Equipment and software, at cost, net                            755,253                            (305,253)          450,000
Leasehold improvement, net                                       64,740                                                64,740
Film library, net                                                55,380                             394,620           450,000
                                                           ------------      ------------      ------------      ------------
Property and equipment, net                                     875,373                 0            89,367           964,740
Reorganization value in excess of
  identifiable assets                                                 0                           6,237,264         6,237,264
                                                           ------------      ------------      ------------      ------------

Total assets                                               $  3,987,787      $          0      $  6,326,631      $ 10,314,418
                                                           ============      ============      ============      ============
Liabilities and stockholders' equity/(deficit) Current
Liabilities:
  Notes payable:
   Bank Loans - in default                                 $    348,385                                          $    348,385
   Other loans                                                  622,300          (300,000)                            322,300
  Accounts payable and accrued expenses                       1,470,705                                 350         1,471,055
  Accrued compensation                                          729,376                                               729,376
                                                           ------------      ------------      ------------      ------------
Total current liabilities                                     3,170,766          (300,000)              350         2,871,116

Notes payable                                                         0                           1,642,234         1,642,234
Liabilities subject to compromise                             1,642,211                          (1,642,211)                0

Stockholders' equity/(deficit):
Preferred stock                                                     695                                (695)                0
Common stock                                                     60,821            78,294                             139,115
Capital in excess of par value                               13,526,768         3,181,906       (11,046,721)        5,661,953
Accumulated deficit                                         (17,373,674)                         17,373,674                 0
Subscription payable                                          2,960,200        (2,960,200)                                  0
                                                           ------------      ------------      ------------      ------------
Total liabilities and stockholders' equity/(deficit)       $  3,987,787      $          0      $  6,326,631      $ 10,314,418
                                                           ============      ============      ============      ============

(1) To record the effects of the H. J. Meyers Private Placement Plan. Subsequent to October 17, 1995, the Company received an additional $200,000 from subscriptions related to the Private Placement.
(2) To record assets, liabilities and capital at their fair value pursuant to Fresh Start Reporting and eliminate any retained deficit.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)


3. Summary of Significant Accounting Policies
- ---------------------------------------------

       The Company's principal business is the production of color versions of motion pictures and television programs originally produced in black-and-white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and/or distribution. Since the filing of its Chapter 11 Bankruptcy, the Company has not generated any film colorization or animation production or new fee for service orders.

Consolidation

       The consolidated financial statements include the accounts of Midtech de Mexico S.A., the Company's wholly-owned Mexican subsidiary. Due to the lack of film coloring activity, Midtech is not currently operational. All intercompany transactions have been eliminated in consolidation.

Depreciation and Amortization

       Depreciation and amortization are provided over the estimated useful lives of the underlying assets using primarily accelerated methods over a five year period. Reorganization value in excess of amounts allocable to identifiable assets is being amortized over twenty years. Leasehold improvements are amortized over the lesser of a three year period or the life of the lease.

Film Library

       Due to Fresh Start Reporting, the carrying value for the film library was revalued at October 16, 1995 to reflect its fair market value. Prior to revaluation, costs incurred in creating the film library included direct salaries and related benefits of production personnel charged to specific coloring projects, and allocation of overhead and costs of materials used in the coloring process. Costs were charged to the film library using the same system the company maintained for calculating cost of coloring films for customers. The film library is being amortized using the individual film forecast method under which costs of released productions are amortized in the proportion that revenue recognized for a period bears to estimated future revenues.

Loss per Share

       Loss per share has been calculated by dividing the net loss applicable to common stock for the periods by the weighted average number of common stock outstanding for the periods indicated. For the quarter ended December 31, 1995, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1995 (UNAUDITED)

4. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets
- -----------------------------------------------------------------------------

                                               Dec. 31,      October 17,
                                                 1995           1995
                                                 ----           ----
Valuation                                    $6,302,413       $6,237,264
Less accumulated amortization                    52,520                0
                                             ----------       ----------
                                             $6,249,893       $6,237,264

       Reorganization value in excess of amounts allocable to identifiable assets reflects the amount of the reorganized Company which could not be allocated to any specific assets. While the estimated reorganization value of the Company has been preliminarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy Court will also cause this "reorganization value" account to be adjusted accordingly. The related amortization for the period October 17, 1995 to December 31, 1995 was $52,520.

5. Commitments and Contingencies
- --------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

       This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Overview and Reorganization.
- ----------------------------

       On October 15, 1993, the Company filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company has raised $3.46 million in new capital in exchange for the issuance of common stock representing approximately 56% if its total outstanding common stock. The Company has emerged from bankruptcy under Fresh Start Reporting as promulgated by Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. For a detailed discussion of the bankruptcy proceedings, see Note 11 in the Notes To Condensed Consolidated Financial Statements.

       From the filing of the bankruptcy to October 1995, AFT was funded principally from the conversion of all of its Series A Preferred Stock and 64,750 shares of its Series B Preferred Stock into 15,237,500 shares of Common Stock. The conversion generated $638,000 in additional capital. In addition, Mr. Gerald Wetzler, AFT's principal shareholder during the bankruptcy period, and Mr. Robert Bernhard, pursuant to a debtor in possession secured lending arrangement, in their discretion, could make available to AFT up to an aggregate of $150,000 (the "DIP Financing""). The maximum outstanding at any time under the DIP Financing was $122,000 in July 1995.

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

Results of Operations.
- ----------------------

       Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. During the period October 17, 1995 to December 31, 1995, the Company generated interest income of approximately $15,000, which has been netted against interest expense. Because of the adoption of Fresh Start Reporting effective October 17, 1995, comparisons with prior periods are not comparable.

       During the period October 17, 1995 to December 31, 1995, the Company incurred expenses of approximately $418,000.

       During the period October 17, 1995 to December 31, 1995, the Company had a net loss of approximately $418,000, or $0.01 cent per share. The net income of approximately $5.6 million, or $0.17 cents per share for the period October 1, 1995 to October 16, 1995 is due to the elimination of retained earnings in order to adopt Fresh Start Reporting as promulgated by Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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


                           PART II: OTHER INFORMATION
                           --------------------------

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

Item 2. Changes In Securities
- -----------------------------

       As a result of the Plan, all Series B, C and D preferred stock not previously converted into common stock was canceled.

Item 3. Defaults Upon Senior Securities
- ---------------------------------------

       None during the period. As a result of the Plan, Comerica Bank's secured claim was repaid in November 1995. The amount of $582,193 paid to Comerica included principal, accrued interest and reasonable legal fees.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

       None.

Item 5. Other Information
- -------------------------

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

       In February 1996, the Company elected Larry King and Steven Lefkowitz to its Board of Directors. Mr. King is the host of CNN's "Larry King Live" and Mutual Radio's "Larry King Show" and is a columnist for USA Today. Mr. Lefkowitz
                                                        ----------
is founder and President of Wade Capital Corporation, founded in 1990.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

       None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.


Date: June 17, 1996                   By: /s/ Gerald M. Wetzler
      -------------                       ----------------------
                                             Gerald M. Wetzler,
                                      Chairman, Chief Executive Officer



Date: June 17, 1996                   By: /s/ John J. Karl
      -------------                       ----------------
                                             John J. Karl,
                                      Principal Accounting Officer