Form 10-Q
period 1996-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1996-06-20
CIK 819028

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended March 31, 1996.
                                       or
        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from
             to                                                  --------------
               -------------

                          Commission file number 1-9748

              ---------------------------------------------------------------

                        AMERICAN FILM TECHNOLOGIES, INC.
              ---------------------------------------------------------------
               (Exact name of registrant as specified its charter)

                   Delaware                            23-2359277

              ---------------------------------------------------------------
              (State or other jurisdiction of    (IRS Employer Identification
               incorporation or organization)     Number)

                 4105 Sorrento Valley Blvd., San Diego, CA 92121

              ---------------------------------------------------------------
                    (Address of principal executive offices)

                Registrant's telephone number including area code
                                 (619) 623-0830

              ---------------------------------------------------------------

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

               As of June 17, 1996, there were 69,567,310 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                    (Unaudited)
                                                                      Successor           Predecessor
                                                                        Company               Company
                                                                   ------------          ------------
                                                                      March 31,              June 30,
                                                                          1996                  1995
                                                                   ------------          ------------
Assets
Current Assets:
  Cash                                                             $    406,177          $     10,584
  Restricted cash                                                             0                15,322
  Accounts receivable                                                         0                23,692
  Other current assets                                                  156,512                99,714
                                                                   ------------          ------------
Total current assets                                                    562,689               149,312

Equipment and software, at cost, net                                    467,886             1,039,804
Film library, net                                                       375,000                73,842
Reorganization value in excess of identifiable assets, net            6,167,784                     0
                                                                   ------------          ------------
                                                                   $  7,573,359          $  1,262,958
                                                                   ============          ============

Liabilities and stockholders' equity/(deficit):
Current Liabilities:
  Notes payable:
    Bank Loans - in default                                        $          0          $    598,385
    Other loans                                                          88,527               119,300
  Accounts payable and accrued expenses                                 477,998             1,488,332
  Accrued compensation                                                  292,289               501,095
                                                                   ------------          ------------
Total current liabilities                                               858,814             2,707,112

Liabilities subject to compromise                                             0             1,642,211
Long term notes payable                                               1,690,134                     0
                                                                   ------------          ------------
Total liabilities                                                     2,548,948             4,349,323

Stockholders' equity/(deficit):
  Preferred stock, $.001 par value:
    Authorized shares - 10,000,000 at March 31, 1996 and
    June 30, 1995: issued and outstanding shares 0 at
    March 31, 1996 and 695,250 at June 30, 1995                               0                   695
  Common stock, $.002 par value:
    Authorized shares - 90,000,000 at March 31, 1996 and
    June 30, 1995: issued and outstanding shares 69,567,310
    at March 31, 1996 and 30,410,802 at June 30, 1995                   139,135                60,822
  Capital in excess of par value                                      5,789,453            13,526,767
  Accumulated deficit                                                  (904,177)          (16,674,649)
                                                                   ------------          ------------
Total stockholders' equity/(deficit)                                  5,024,411            (3,086,365)
                                                                   ------------          ------------
                                                                   $  7,573,359          $  1,262,958
                                                                   ============          ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   Unaudited)

                                        For the Three months ended March 31, 1996     For the Nine months ended March 31, 1996 and
                                        and March 31, 1995                            March 31, 1995

                                           Successor     Predecessor                     Successor     Predecessor      Predecessor
                                             Company         Company                       Company         Company          Company
                                        ------------    ------------                  ------------    ------------     ------------
                                                                                       October 17,         July 1,
                                                                                           1995 to         1995 to
                                           March 31,       March 31,                     March 31,     October 16,        March 31,
                                                1996            1995                          1996            1995             1995
                                        ------------    ------------                  ------------    ------------     ------------
Revenues:

  Distribution revenues                 $          0   $      7,564                    $          0    $          0    $     21,177
                                        ------------    ------------                  -------------    ------------    ------------
                                                   0          7,564                               0               0          21,177

Expenses:

  Compensation and benefits -
   administrative and officers                46,222              0                          83,335         263,829          54,002
  General and administrative                 274,197        111,733                         527,430          97,108         555,308
  Interest expense, net                       26,124         17,793                          40,261          33,132          52,040
  Depreciation and amortization              139,707        231,850                         253,154         238,273         695,550
  Reorganization items:
   Fresh start adjustments                         0              0                               0      (6,326,258)              0
   Professional fees                               0         19,000                               0          65,430         195,568
   U.S. Trustee fees                               0            250                               0           1,250           1,250
                                        ------------    ------------                  -------------    ------------    ------------
                                             486,250        380,626                         904,180      (5,627,236)      1,553,718
                                        ------------    ------------                  -------------    ------------    ------------
Net income/(loss)                          ($486,250)  ($   373,062)                   ($   904,180)   $  5,627,236    ($ 1,532,541)
                                        ============    ============                  =============    ============    ============
Net income/(loss) per share                   ($0.01)        ($0.01)                   ($      0.01)   $       0.17          ($0.05)
                                        ============    ============                  =============    ============    ============
Shares used in per share computation      69,563,977     30,410,802                      69,560,946      32,232,802      29,177,468
                                        ============    ============                  =============    ============    ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                      Successor          Predecessor           Predecessor
                                                                        Company              Company               Company
                                                                   ------------          -----------           -----------
                                                                    October 17,              July 1,
                                                                        1995 to              1995 to
                                                                      March 31,           October 16,             March 31,
CASH FLOWS FROM OPERATION ACTIVITIES:                                     1996                  1995                  1994
                                                                   ------------          -----------           -----------
Net income/(loss)                                                  ($  904,180)          $ 5,627,236           ($1,532,541)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
  Depreciation and amortization                                        253,154               238,273               695,550
  Fresh start adjustments                                                                 (6,326,258)
  Change in estimate to Liabilities subject to compromise                                                          150,273
  Changes in assets and liabilities:
     Restricted cash                                                         0                15,322                51,400
     Prepaids, deposits and other current assets                      (120,019)               86,913                (2,730)
     Accounts payable and accrued expenses                          (1,430,139)              210,651               417,000
     Adjustment to L/T Notes payable                                    52,400
     Adjustment to Reorganization value in excess of
       identifiable asset account                                      (61,821)
                                                                   ------------          -----------           -----------
Net cash (used) by operating activities                             (2,210,605)             (147,863)             (221,048)

Cash Flows From Investing Activities:
                                                                            --                    --                    --
                                                                   ------------          -----------           -----------
Net cash provided (used) by investing activities                             0                     0                     0

Cash Flows From Financing Activities:
  Principal payments on notes payable - bank                          (348,385)             (250,000)
  Principal payments on notes payable - other                         (374,063)
  Proceeds from notes payable - other                                  140,289               503,000                29,300
  Issuance of common stock to settle accounts payable                    2,520
  Proceeds from common stock subscriptions                             125,000             2,960,200
  Proceeds from sale of common stock                                                                               170,000
  Principal payment on L/T debt                                         (4,500)
                                                                   ------------          -----------           -----------
Net cash provided by financing activities                             (459,139)            3,213,200               199,300
Net (decrease) in cash                                              (2,669,744)            3,065,337               (21,748)
Cash, beginning of period                                            3,075,921                10,584                25,980
                                                                   ------------          -----------           -----------
Cash, end of period                                                $   406,177           $ 3,075,921           $     4,232

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                           $   151,842                     0                     0

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)



1. Basis of Presentation
- ------------------------

       The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The Company believes that the consolidated financial statements for the period October 17, 1995 to March 31, 1996 include all necessary adjustments (which are of a normal and recurring nature) and those adjustments required to adopt Fresh Start Reporting as described below, which are considered necessary for a fair presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. Because of the adoption of Fresh Start Reporting effective October 17, 1995, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not comparable with prior periods.

       Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims of any class of creditors that might be provided for in the Plan. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order confirming the settlement of a disputed claim.

       As discussed in Note 2 below, as of June 10, 1996, the Company had received net proceeds of $3.46 million from the H.J. Meyers Private Placement, including the conversion of a $300,000 bridge loan discussed below. Management must raise additional funds to finance its ongoing operations. While management believes it will be successful in its efforts, there are no assurances such additional funds will be raised. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

       In March, 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans on adopting Statement No. 121 in the first quarter of fiscal year 1997. If the Company is unable to raise additional funds, then its long-lived asset, Reorganization Value in Excess of Identifiable Assets could be impaired.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)

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

       On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

                 Estimated
Class of         Amount of                 Distribution under the
Claims           Claim                     Plan                               Status
- --------         ---------                 ----------------------             ----------
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

Class 3          $623,000                  Cash payment on the                Unimpaired
Comerica                                   Effective Date plus interest
Claim                                      and reasonable legal fees

Class 4          $500,000                  Cash payment plus interest         Unimpaired
Secured Claims                             on the Effective Date

Class 5          $122,000                  $110,000 cash payment plus         Impaired
DIP Financing                              interest on the Effective Date
Claims                                     and remainder in one year note

Class 6          $6,000                    Cash payment in full on            Unimpaired
Convenience                                the Effective Date
Claims

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)

Class 7         $1,697,000*               Unsecured five year notes           Impaired
Unsecured                                 in full amount of allowed claim,
Claims                                    with interest at 7%

Class 8         N/A                       $10 cash on the Effective Date.     Impaired
Preferred                                 Unexercised Series B, C and D
Stock Interest                            voting convertible interest will
                                          be canceled

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

       The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the Effective Date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)


to file a registration statement with the SEC covering the reoffer and resale of its shares (up to 38,982,508). Not withstanding the foregoing, if at any time prior to exercise of the demand registration rights, the Company receives a letter of intent from an underwriter for a public equity offering of at least $5 million of the Company's securities, then the demand registration fight shall terminate. On March 28, 1996, the Company entered into a letter of intent with Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the Nasdaq Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

       To enable the Company to fund certain obligations prior to the Effective Date, on July 28, 1995, Meyers arranged a $500,000 bridge loan to the Company with interest at 8% plus common stock at the rate of one half share for every dollar of bridge loan. The loans were convertible into common stock at the same rate as the private placement to the accredited investors. On the Effective Date, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. The $500,000 bridge loan is included in Class 4 - Secured Claims mentioned above.

Fresh Start Accounting (Unaudited)

       Upon emergence from its Chapter 11 proceedings, the Company adopted the provisions of Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting") as promulgated by the American Institute of Certified Public Accountants in 1990. Accordingly, all assets and liabilities have been restated to reflect their reorganization value, which approximates their fair value at the Effective Date. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan, and as such, the Company has recorded the effects of the Plan and Fresh Start Reporting as of October 16, 1995. The March 31, 1996 consolidated balance sheet is, therefore, the balance sheet of a new reporting entity and is not comparable to prior periods. Furthermore, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the period October 17, 1995 to March 31, 1996 are also not comparable with prior periods.

The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement for approximately 56% of its

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)

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

       The effect of the Plan on the Company's unaudited consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                                                    (1)               (2)
                                                                                 H.J Mayers              Fresh        Reorganized
                                                                Prior to            Private              Start            Balance
                                                          Reorganization          Placement        Adjustments              Sheet
                                                          --------------       ------------       ------------       ------------
Assets
Current Assets:
 Cash                                                           $115,721       $  2,960,200       $          0       $  3,075,921
 Restricted cash                                               2,960,200         (2,960,200)                                    0
 Accounts receivables                                                  0                                                        0
 Other current assets                                             36,493                                                   36,493
                                                          --------------       ------------       ------------       ------------
Total current assets                                           3,112,414                  0                  0          3,112,414
Equipment and software, at cost, net                             755,253                              (305,253)           450,000
Leasehold improvement, net                                        64,740                                                   64,740
Film library, net                                                 55,380                               394,620            450,000
                                                          --------------       ------------       ------------       ------------
Property and equipment, net                                      875,373                  0             89,367            964,740
Reorganization value in excess of
 identifiable assets                                                   0                             6,237,264          6,237,264
                                                          --------------       ------------       ------------       ------------
Total assets                                                $  3,987,787       $          0       $  6,326,631       $ 10,314,418
                                                          ==============       ============       ============       ============
Liabilities and stockholders' equity/(deficit)
Current Liabilities:
 Notes payable:
   Bank Loans - in default                                  $    348,385                                             $    348,385
    Other loans                                                  622,300           (300,000)                              322,300
 Accounts payable and accrued expenses                         1,470,705                                   350          1,471,055
 Accrued compensation                                            729,376                                                  729,376
                                                          --------------       ------------       ------------       ------------
Total current liabilities                                      3,170,766           (300,000)               350          2,871,116

Notes payable                                                          0                             1,642,234          1,642,234
Liabilities subject to compromise                              1,642,211                            (1,642,211)                 0

Stockholders' equity/(deficit):
Preferred stock                                                      695                                  (695)                 0
Common stock                                                      60,821             78,294                               139,115
Capital in excess of par value                                13,526,768          3,181,906        (11,046,721)         5,661,953
Accumulated deficit                                          (17,373,674)                           17,373,674                  0
Subscription payable                                           2,960,200         (2,960,200)                                    0
                                                          --------------       ------------       ------------       ------------
Total liabilities and stockholders' equity/(deficit)        $  3,987,787       $          0       $  6,326,631       $ 10,314,418
                                                          ==============       ============       ============       ============

(1) To record the effects of the H. J. Meyers Private Placement Plan. Subsequent to October 17, 1995, the Company received an additional $200,000 from subscriptions related to the Private Placement.
(2) To record assets, liabilities and Capital at their fair value pursuant to Fresh Start Reporting and eliminate any retained deficit.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)

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

Loss per Share

       Loss per share has been calculated by dividing the net loss applicable to common stock for the periods by the weighted average number of common stock outstanding for the periods indicated. For the quarter ended March 31, 1996, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

                        AMERICAN FILM TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31,1996 (UNAUDITED)

4. Reorganization Value in Excess of Amounts Allocable to Identifiable Assets
- -----------------------------------------------------------------------------

                                          March 31,            October 17,
                                            1996                  1995
                                         ----------            ----------
Valuation                                $6,299,084            $6,237,264
Less accumulated amortization               131,300                     0
                                         ----------            ----------
                                         $6,167,784            $6,237,264

       Reorganization value in excess of amounts allocable to identifiable assets reflects the amount of the reorganized Company which could not be allocated to any specific assets. While the estimated reorganization value of the Company has been preliminarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy Court will also cause this "reorganization value" account to be adjusted accordingly. The related amortization for the period October 17, 1995 to March 31, 1996 was $131,300.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -----------------------------------------------------------------------

       This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form I0-K for the year ended June 30, 1995.

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

Results of Operations.
- ----------------------

       Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended March 31, 1996 and the period October 17, 1995 to March 31, 1996, the Company generated interest income of approximately $8,000 and $23,000 respectively, which has been netted against interest expense. Because of the adoption of Fresh Start Reporting effective October 17, 1995, comparisons with prior periods are not comparable.

       For the quarter ended March 31, 1996 and the period October 17, 1995 to March 31, 1996, the Company incurred expenses of approximately $486,000 and $904,000 respectively.

       For the quarter ended March 31, 1996, and the period October 17, 1995 to March 31, 1996, the Company had a net loss of approximately $486,000 and $904,000, or $0.01 cent per share in each period. The net income of approximately $5.6 million, or $0.17 cents per share for the period October 1, 1995 to October 16, 1995 is due to the elimination of retained earnings in order to adopt Fresh Start Reporting as promulgated by Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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

AMERICAN FILM TECHNOLOGIES, INC.



Date: June 17, 1996                   By: /s/ Gerald M. Wetzler //
     ---------------                     ------------------------------
                                             Gerald M. Wetzler,
                                      Chairman, Chief Executive Officer



Date: June 17, 1996                   By: /s/ John J. Karl
     ---------------                     -----------------------------
                                             John J. Karl,
                                        Principal Accounting Officer