Form 10-K
period 1996-06-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1996-09-30
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED ] for the fiscal year ended June 30, 1996
              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED for the transition period from .......
    to ..............................

Commission file number 1-9748

                        American Film Technologies, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   23-2359277
- ------------------------------           ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


4105 Sorrento Valley Boulevard, San Diego, California 92121
- --------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code 619-623-0830
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       None

Securities registered pursuant to section 12(g) of the Act:


                          Common Stock, $.002 Par Value
- -------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $6,903,732

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ___ NO __X__

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 69,567,310

DOCUMENTS INCORPORATED BY REFERENCE: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Item 1. Business.

                                     General

         American Film Technologies, Inc.'s ("AFT" or the "Company") principal business has been the production of color versions of motion pictures and television programs originally produced in black and white. AFT was incorporated in Delaware in 1985 and completed its first project in November 1987. AFT completed a public offering of its common stock in August 1987. Since its organization, AFT has colorized over 200 motion pictures, 170 television programs and 90 animated cartoons. Through its filing for protection under Chapter 11 of the Bankruptcy Code, AFT believes it had accounted for approximately 70% of the global colorized production of black and white films. During the year ended 1993, AFT completed COLORIMAGED versions of 43 full length motion pictures, 7 episodes of a one-half hour television series and 5 short cartoons, a theatrical animated short, an animated half-hour special for television, a half-hour video introducing a new board game and portions of the ink and paint and special effects work for the Amblin Entertainment full-length animated motion picture "We're Back."

         While most of AFT's colorization activities have been for customers on a fee basis, AFT has also produced colorized films for its own library. The Company owns the copyrights on eleven colorized films, including four Sherlock Holmes films starring Basil Rathbone; "The Scarlett Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; three Bela Lugosi horror films; "Outpost in Morocco" starring George Raft; "Gung Ho" starring Randolph Scott; and "Eternally Yours" starring David Niven.

         AFT's film products are based on AFT's proprietary technology for the creation of color versions of motion picture and television programs originally produced in black-and-white, called COLORIMAGED films, as well as animation ink and paint and special effects. The AFT-owned COLORIMAGED films may be licensed for television broadcast, cable television, and for sale in home video markets.

         AFT's colorization business continued to grow and prosper during the late 1980's with the development of significant customers such as 20th Century Fox, Republic Pictures and Turner Entertainment. By 1990, Turner accounted for more than 75% of AFT's colorization business. In 1991, AFT's founding investor and principal shareholder, George R. Jensen, decided to step down to pursue other business opportunities. At the time, the Board determined it would be in AFT's best interests to diversify its operations through entry into the computer animation and ink and paint (the process of putting color into animated film) which utilized similar technology.

         In the early 1990's, AFT experienced a slowdown in its colorization activities. In response, AFT increased its animation activities, which required significant cash investments and resulted in a decrease in AFT's available cash reserves. Ultimately, AFT was forced to file for protection under Chapter 11 of the United States Bankruptcy Code in October 1993. AFT emerged from bankruptcy in October 1995. Since that time, AFT has embarked on product development and sought financial and strategic partners.

                                 History of AFT

Pre-Bankruptcy Events

         In 1991, AFT engaged Joseph Taritero, formerly Chief Executive Officer of Marvel Production ("Marvel") as its Chief Executive Officer. Mr. Taritero's business plan was to raise additional capital to fund the purchase and development of additional hardware and software for animation, to establish an offshore animation studio for AFT so that it could operate competitively and to enter into agreements for the production of animation products.

         During 1991 and 1992, AFT incurred significant additional expenses in acquiring the required equipment and technology for animation production. As a result, it incurred significant losses on its animation operations. At the same time, competitive factors and increasing reliance on fee colorization business from Turner Entertainment led to reduced fees and narrowed profit margins in colorization operations, the only area of AFT's business that had positive cash flow. These problems were further exacerbated by concentrating AFT's resources on computer animation and ink and paint. AFT was also doing small projects such as music videos, animated shorts and interactive game projects.

         At the end of 1992, Turner Entertainment announced its intention to terminate its film colorization program. AFT was faced with declining revenues and had depleted its cash reserves through the cost of, and losses incurred in connection with, its animation and ink and paint operations. In addition, it had failed to capitalize on its market dominance by broadening its customer base in the colorization business. Accordingly, its back orders dropped significantly. As a result of the foregoing, by the end of 1992, AFT was faced with the depletion of its remaining cash within a few months. In response to this crisis, the Board terminated Mr. Taritero and appointed Arthur Hartel as its President and Chief Executive Officer. Mr. Hartel had previously served as the General Counsel and Secretary to the Company. Mr. Hartel's principal objective was to locate additional capital for AFT.

         Pre-Petition Investor. During early 1993, efforts were made to find a major investor to inject new capital into AFT. An investor group led by minister and broadcaster Pat Robertson entered into an agreement to purchase control of AFT. In August 1993, the Robertson Group failed to close the transaction.

         On September 28, 1993, AFT entered into an agreement with Gerald M. Wetzler pursuant to which Mr. Wetzler became the majority stockholder through the purchase of equity interests in AFT.

         During the second half of fiscal 1993 and the first quarter of fiscal year 1994, in order to lengthen the amount of time available for it to obtain new business and to secure additional capital, AFT implemented a program of cost reductions to go along with its program to extend the time period over which its contractual film coloring would be produced. The principal areas in which AFT reduced its costs were in the number of employees and in the amount of its leased space. AFT's reduced film coloring schedule negatively impacted AFT's earnings, principally due to its inability to cover such non-cash items as depreciation; however, it extended AFT's available cash over a longer period of time.

         Mr. Wetzler's management team immediately commenced restructuring the Company, suspending operations of the unprofitable animation and ink and paint divisions. In October 1993, the employees of the Company's subsidiary's principal production facility in Tijuana went on strike.

         Comerica. During the quarter ended September 30, 1992, AFT refinanced its bank debt with a California bank, which later became Comerica Bank - California ("Comerica"). The refinancing replaced approximately $1,008,000 of existing bank debt and provided AFT additional available lines of credit of $400,000 in short term financing and up to $450,000 to finance 70% of the cost of new equipment.

         Because of the operating losses in fiscal 1993, AFT was in violation of covenants of its lending agreement with Comerica relating to tangible net worth, fixed charges, working capital, debt ratio and current ratio. During this period AFT and Comerica entered into three forbearance agreements, the last of which expired on September 30, 1993.

         As a result of AFT's financial difficulties, Comerica required AFT to reduce the outstanding principal balance on this loan by approximately $445,000, from $1,068,000 as of June 30, 1993, to approximately $623,000 on October 8, 1993. On September 8, 1993 in order to obtain a forbearance agreement until October 1, 1993, AFT granted the bank a security interest in AFT's patents and copyrights as additional collateral. During early October 1993, Comerica refused to allow AFT to utilize certain funds which AFT had believed would be available to it. As a result of the bank's actions, AFT did not meet its obligations to third parties, including payroll for its Mexican subsidiary. On October 8, 1993, Comerica advised AFT that it would file a motion in the Superior Court of the State of California for the County of Los Angeles seeking the appointment of a receiver for AFT and an order restricting its use of cash. AFT filed for relief under the Bankruptcy Code on October 15, 1993.

AFT Bankruptcy

         On October 15, 1993, AFT filed for relief under Chapter 11 of the United States Bankruptcy Code. AFT has not generated any new film colorization or animation service orders since the filing under Chapter 11.

         From the filing of the bankruptcy to October 1995, AFT was funded principally from equity investments by its principal shareholder, Mr. Wetzler, and certain other individuals pursuant to a debtor in possession secured lending arrangement pursuant to which Mr. Wetzler and Mr. Robert Bernhard, in their discretion, could make available to AFT up to an aggregate of $150,000 (the "DIP Financing"). The maximum outstanding at any time under the DIP Financing was $122,300 in July 1995.

         Although AFT reduced its overhead and operating expenses significantly since the filing of the Chapter 11 proceeding, the lack of capital and film colorization contracts made it impossible for AFT to resume operations and to generate sufficient revenues to cover its ongoing overhead and administrative expenses. In order to preserve its resources, AFT reduced its overhead by laying off substantially all of its employees and by reducing the amount of space it leases in San Diego. In January 1995, AFT ceased its post-petition operations.

1995 Financing Events

         H.J. Meyers Private Placement. On May 3, 1995, the Company entered into an option agreement with H.J. Meyers & Co., Inc. ("Meyers") pursuant to which the Company granted Meyers a ninety-day option (beginning May 30, 1995) to purchase up to 51% of the Company's common stock, or 35,182,508 shares, for $3,000,000 (the "Meyers Placement"). Upon approval of the Meyers Placement by the Bankruptcy Court on May 30, 1995, Meyers paid the Company a nonrefundable fee of $150,000 for the Meyers option. The Agreement required Meyers to pay the Company $3,000,000 on the effective date of the Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors," as that term is defined by the Securities

Act of 1933, as amended. As of October 31, 1995, the closing date for the sale, Meyers sold subscriptions totalling $3,460,200 for the purchase of the Company's stock. As of June 30, 1996, the net proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan described below. In consideration for, among other things, funding the $150,000 price of the Meyers Placement, the Placement Agent, agreed to assign 14,345,854 shares of common stock to L&R Holdings, Inc. and 10,545,854 shares of common stock to JCV Capital Corp.

         The Company also agreed to grant a one-time demand and piggy back registration right in connection with the Meyers Placement. For a period of two years from the effective date, upon demand by at least 25% of the new stockholders, the new stockholders can demand the Company file a registration statement with the SEC covering the reoffer and resale of its shares. However, if at any time prior to the exercise of the demand registration rights the Company receives a letter of intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. On March 28, 1995, the Company entered into a letter of intent with H.J. Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplated the negotiation and execution of formal agreements relating to the proposed offering and provided, among other things, that the Company would apply for listing on the NASDAQ Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, will obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

         The new stockholders also have a right to register their stock in any offering of the Company's stock. The amount of stock the new shareholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. The existence of these rights could adversely impact the future price of the common stock or the ability of the Company to raise additional equity capital.

         Meyers Loan. On July 28, 1995, Meyers arranged for a $500,000 bridge loan (the "Meyers Loan") to the Company bearing an interest of eight percent (8%) per annum to fund certain obligations of the Company prior to the effective date of the Plan. In addition to interest, the accredited investors received common stock at the rate of one-half share for every dollar of bridge loan. On the effective date of the Plan, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. Proceeds from the Meyers Loan were utilized as follows: (1) $250,000 to the outstanding principal balance due on the Comerica Bank loan; (2) $100,000 to pay the remaining balance on the purchase agreement with the employees at the Company's Mexican facility (See Properties, below); and (3) $150,000 for the Company's general administrative expenses.

         Plan of Reorganization. In July 1995, AFT proposed a plan of reorganization to raise sufficient new capital to recommence operations. Pursuant to the proposed plan, AFT contemplated raising up to $4 million in new equity, including the Meyers Placement, described above. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company has raised approximately $3.4 million in new equity capital.

         Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

               Estimated
Class of       Amount of         Distribution under the
Claims         Claim             Plan                              Status
- --------       ---------         ----------------------            ------
Class 1        $86,000           Cash payment in full on           Unimpaired
Employee                         effective date
Priority
Claim

Class 2        $80,000           Cash payment on Distribution      Unimpaired
Priority                         Date or, at the Company's
Claim                            discretion, over six years
                                 plus interest

Class 3        $623,000          Cash payment on the               Unimpaired
Comerica                         effective date plus interest
Claims                           and reasonable legal fees

Class 4        $500,000          Cash payment plus interest        Unimpaired
Secured                          on the effective date
Claims

Class 5        $122,000          $110,000 cash payment plus        Impaired
DIP                              accrued interest on
Financing                        effective date and remainder
Claims                           in one year note

Class 6        $6,000            Cash payment in full on           Unimpaired
Conven-                          effective date.
ience
Claims

Class 7        $1,650,000*       Unsecured five year notes in      Impaired
Unsecured                        full amount of allowed
Claims                           claim, with interest at 7%

Class 8        N/A               $10 cash on effective date.       Impaired
Preferred                        Unexercised Series B and the
Stock                            Series C and D voting
Interest                         convertible interest will be
                                 canceled

Class 9        N/A               Retained, subject to              Impaired
Common                           dilution
Stock
Interest


Class 10       N/A               Cancelled                         Impaired
Other
Equity
Interests
- ---------------------
* Does not include the Class 7 claim of Joseph Taritero, which has been compromised pursuant to the terms of a prior stipulation and order. See
Item 3, Legal Proceedings.

         In October 1995, AFT completed a private offering pursuant to which it has received approximately $3.4 million of new capital in exchange for the issuance of common stock representing approximately 54% of its total outstanding common stock, including funds received in exchange for the Meyers Loan.

         Since emerging from bankruptcy, the Company has actively pursued new product development and opportunities, as well as strategic alliances and partners.

         In February 1996, the Company appointed Larry King to its Board of Directors and engaged Mr. King as a consultant. In addition, the Company appointed Steven Lefkowitz to the Company's Board of Directors in February 1996.

         Subsequent Financing

         In September 1996, the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. The issuance of shares was made in a private offering to accredited investors.

         The Company is in discussions with other potential investors regarding the purchase of equity securities or other investments in the Company; however, there can be no assurance that any transaction can be negotiated or, if negotiated, that such a transaction can be consummated.

                                   Operations

         Colorized Films. AFT creates color imaged films which are color versions of motion pictures originally produced in black and white. The first color version of a full length motion picture was completed by AFT in late November 1987.

         Prior to embarking on its attempt to enter into the animation business in 1991, AFT was operating profitably from its colorization operations. As recently as its fiscal year ended June 30, 1990, it generated $3.1 million of net income on revenues of $18.5 million. After a poor year in 1991 when revenues dropped by almost 50% as compared to the prior year, AFT was again profitable in fiscal 1992, generating $0.9 million of net income on revenues of $14.1 million. During the year ended June 30, 1992, AFT completed color versions of 40 full length motion pictures, 71 episodes of a one-half hour television series and 25 short cartoons. During the year ended June 30, 1993, AFT completed 43 full length motion pictures. For the six month period ended December 31, 1993, AFT completed seven COLORIMAGED motion pictures.

         Traditionally, Turner has been the most active studio in colorizing its black and white library, principally the old MGM library. During fiscal 1993, AFT's agreement with Turner amounted to approximately 65% of the work completed in the year ended June 30, 1993. Turner announced its intention to terminate its film colorization program at the end of 1992. Subsequently, it has not ordered any new films colorized by AFT beyond those which have been completed. AFT does not know when, if ever, Turner will resume its colorization activities. However, AFT believes that other studios and media companies, principally Universal, Columbia, Fox, Warner Brothers, Viacom, Spelling Entertainment/Blockbuster and Orion, all have significant black and white film and television libraries that have not been colorized. AFT also believes that substantial foreign film and television libraries exist which have not been colorized.

         Under a typical contract, AFT may decline to colorize a particular film if the elements (print or negative) of the film are not acceptable to AFT. Each customer otherwise selects the films for which color versions are to be made, has final approval on color selection, aesthetic approach, etc., and owns all rights in the final product. AFT receives partial payments of its fees at various points in the production process. Through June 30, 1995, approximately $178,000 had been received in advance of delivery of two films in process, which amount is treated as a Class 7 unsecured claim.

         To AFT's knowledge, there is only one other company actively engaged in the business of producing color versions of black and white films. CST Entertainment, Inc. of Los Angeles, California has developed and is currently producing colorized versions of black and white motion pictures and television programming. CST has been in existence for a longer period of time than AFT. CST has also developed a digital process for producing color versions of black and white motion pictures.

         Film Library. Prior to 1993, in addition to colorizing movies for other owners, AFT created COLORIMAGED films for its own library from movies in the public domain. By doing this, AFT acquired a new 75 year copyright in the colorized version of the motion picture. Among the films owned in whole or in part were "It's a Wonderful Life," "The Scarlet Pimpernel," and four

Sherlock Holmes films, and others. As of June 30, 1996, AFT's library consisted of the following eleven completed films:

         "Terror By Night," "Dressed to Kill," "Woman in green" and "Sherlock Holmes & the Secret Weapon" starring Basil Rathbone; "Outpost in Morocco" starring George Raft; "Gung Ho" starring Randolph Scott; "Eternally Yours" starring David Niven; "The Scarlet Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; and "Black Dragons," "Scared To Death," and "White Zombie" starring Bela Lugosi.

         Previously, AFT has entered into agreements for the distribution of its film library with various entities, most recently, Muller Media. AFT is currently attempting to enter into new distribution arrangements for the library, either with an appropriate distributor or, if appropriate, through a strategic partner.

         In the first quarter of fiscal 1993, AFT sold its joint venture interest in five pictures (including "It's a Wonderful Life") it held in agreement with Republic Pictures to Republic for $600,000. This price was in excess of the carrying value of these films.

         The four Sherlock Holmes films were distributed through Multimedia Entertainment as part of a two program agreement. Each three-hour program consisted of two Sherlock Holmes films. AFT's recognized revenues of $190,000 related to the showing of the first of these programs during fiscal 1989. In fiscal 1990 AFT recognized $191,000 in revenues from broadcast of the second film program.

         AFT has received copyrights on the color versions of the films in its library. Since June 1987, the Copyright Office of the Library of Congress has been accepting registrations for copyright protection for a 75-year period on certain colored versions of black and white motion pictures.

         The distribution business is highly competitive. The most important factors are price, quality, dependability, audience appeal of the product and marketing skills. There are numerous domestic and foreign competitors, many of whom have resources substantially greater than AFT. These competitors include major motion picture studios and other production and distribution companies which distribute their own programs and films as well as those produced by others.

         Animation. During the years ended June 30, 1989 and 1990, AFT engaged in a research and development project to produce a computer generated, paperless animation process and ink and paint (the process of putting color in animated films) which would be competitive with existing traditional and computer animated systems with respect to both the perceived production values and costs.

         During fiscal 1992, AFT completed a short theatrical cartoon for Twentieth Century Fox. AFT also animated a 30-minute prime time television special, a Ronald McDonald's Storybook Theater presentation titled "The Magic Paintbrush," for Marvel Production and CBS Television. AFT has also used its high resolution computer and film based ink, paint and compositing technology on the full-length animated feature film "We're Back" for Universal Pictures. AFT's computer process colors traditional animation cells and outputs the final product to 35mm film. "We're Back" was completed for Amblin Entertainment during September 1993 to meet a theatrical release date of November 1993.

         Although AFT has developed significant technology in this area, it has not been able to match its competitors' prices. Accordingly, AFT has produced only few significant projects and has incurred significant losses in producing certain of those projects. AFT's business plan upon reorganization focuses on the core colorization business. While AFT has proven animation capabilities and technology which may be utilized in the future, profit margins in animation are reduced due to lower cost foreign animation competition. In addition, technological advances in computer hardware and software have surpassed AFT's technology. AFT also believes that substantial resources would be required in order for it to compete effectively and to attain full-scale production. See "Events Leading to Bankruptcy" above.

         Mexican Subsidiary. The Company performed much of its colorization work through its wholly-owned subsidiary, American Film Technologies de Mexico, S.A., a Mexican corporation. AFT loaned a significant amount of its colorization, animation and ink and paint equipment to the subsidiary. Due to restraints on the utilization of its cash imposed by Comerica Bank, the subsidiary missed its payroll on October 8, 1993 and the subsidiary's employees began a work stoppage. As a result of the strike, the Mexican employees filed a lien against AFT's equipment located at the Mexico production facility. Since the equipment is owned by AFT and the labor claim is against the subsidiary, AFT has challenged the validity of the lien, and in August, 1994, a Mexican court ruled in favor of the workers, validating their lien on the equipment. This equipment was subsequently repurchased by the Company.

         In December, 1994, the subsidiary negotiated a settlement of the strike. The settlement called for a schedule of payments to its employees. Subsequently, the subsidiary failed to make payments. In March, 1995, the Mexican Labor Board allowed the employees to execute their lien and granted them title to the equipment. Subsequently, AFT has organized a new Mexican subsidiary, Midtech de Mexico, S.A. ("Midtech"). It will seek to qualify
Midtech under the maquiladora program. Midtech negotiated a purchase agreement with the owners of AFT's former equipment. The agreement requires a purchase price of $215,000, which has been paid.

         Current management believes a Mexican production facility is advantageous to the strategic plan of the Company.

         Success of the Company will depend upon the resumption of production in Mexico. That will require reemployment of selected former employees of the Company's former subsidiary. Since the Mexican operation was suspended in October, 1993, most of the former employees have found other jobs. The success of the Company will depend upon Midtech's ability to rehire certain former employees. If Midtech is unable to do so, it will have to recruit and train a new work force. That would delay the resumption of production and increase the cost of production. As such, it could have a materially adverse effect on the Company. Although the Company expects to benefit from the recent devaluation of the peso, there is no assurance its future employees or vendors will not demand increases in wages or prices to offset the effect of devaluation.

Employees

         At the present, the Company has three full-time employees and uses certain former employees on an as-needed basis. The Company will add employees as necessary in phases as it commences design work on films, then production of colorized films and, finally, distribution and exploitation of the colorized films.

Item 2. Properties.

         AFT's COLORIMAGED film production, animation and ink and paint services are currently located at 4105 Sorrento Valley Boulevard, San Diego, California 92121. AFT has approximately 8,400 square feet of leased office and production space in San Diego. This property is currently leased for a four-year period expiring October 31, 2000.

         AFT's old Mexican subsidiary, AFT de Mexico, leased 15,800 square feet in a facility located at Ave Corporativo #6J, Parque Industrial Int. Tijuana, Mesa de Otay, Tijuana, B.C. 22390. AFT's new Mexican subsidiary, Midtech de Mexico, has completed renegotiating a new lease pursuant to which it will lease approximately 11,300 square feet at the same location for a three-year term expiring June 30, 1998. This new lease incorporates repayment of unpaid rent from a prior lease.

         AFT recently leased office space in New York, New York located at 300 Park Avenue, New York, New York 10022. The lease has a term of one year, commencing March 1, 1996, at a price of $2,160 per month.

Item 3. Legal Proceedings.

         Taritero Claim. In January, 1993, a suit was instituted against AFT by Joseph M. Taritero in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages "in excess of $686,000." Mr. Taritero and AFT executed a three year Employment Agreement in December, 1991 and Mr. Taritero served as Chief Executive Officer of AFT from that time until his resignation in November, 1992.

         Mr. Taritero subsequently amended his complaint to add all individuals who were AFT directors at the time Mr. Taritero resigned as a director.

         The Company had no funds to defend the action and had not retained counsel to do so, and in May, 1995, a default judgment was entered against the Company for compensatory damages of $892,000 on a breach of contract claim. Mr. Taritero also received a compensatory damages award of $892,000, and a punitive damage award in the amount of $8,125,000 against the former directors and officers of the Company.

         AFT has settled with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the effective date, $75,000 was paid in April 1996 and the remaining $75,000 is to be paid in October 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company has not submitted any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

         The Company's common stock, $.002 par value, trades on a limited basis on the "pink sheets" under the symbol "AFTC." Stock price ranges for the past five fiscal years are listed below:

                            Common Stock Price Ranges

            Year                      High                       Low
            ----                      ----                       ---
            1992                      $4.75                      $0.88
            1993*                     $2.25                      $0.50
            1994                      $0.60                      $0.07
            1995                      $0.54                      $0.04
            1996                      $0.60                      $0.16

- ----------------
* The Company filed for protection under Chapter 11 of the Bankruptcy code on October 16, 1993.

         On September 24, 1996, the closing price of the Company's Common Stock was $0.89 per share.

         According to the records of the Company's transfer agent on August 28, 1996, the Company had 1,370 shareholders of record.

         The Company has not declared dividends on its common stock since it became a public company. The Company does not intend to pay dividends in the foreseeable future.

         In connection with the Company's Plan of Reorganization, 695,250 shares of Voting Convertible Preferred Stock (the "Preferred Stock") held by Mr. Wetzler were cancelled. The Preferred Stock was entitled to fifteen votes per share on all matters generally voted on by the stockholders of the Company. The Preferred Stock was convertible into common stock at varying prices ranging from $8.00 per share to $180.00 per share. Mr. Wetzler relinquished his rights to the Preferred Stock upon the effectiveness of the Plan.

Item 6. Selected Financial Data.

         The tables below set forth certain selected consolidated financial data of the Company for each year of the five-year period ended June 30, 1996 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and with the financial statements included elsewhere herein. All data for the period ended

June 30, 1996 is reported on a fresh start basis of accounting in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from October 17, 1995 (the Effective Date) to June 30, 1996. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of June 30, 1996 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        Summary of Financial Information
                  (000's omitted except for per share numbers)

                                                                         Year Ended June 30,
                                  ------------------------------------------------------------------------------------------------
Income Statement Data                      1996*              1995               1994              1993               1992
                                           ----               ----               ----              ----               ----
                                        (Successor)       (Predecessor)      (Predecessor)     (Predecessor)    (Predecessor)
Revenues                                      --                $22             $2,369           $11,889            $14,089

Net Income (Loss)                        $(1,445)           $(1,642)           $(3,082)          $(3,470)              $902

Income (Loss) per share                  $ (0.02)           $ (0.06)            $(0.15)           $(0.32)             $0.08

- -------------
*Includes the period from October 17, 1995 (the Effective Date) to June 30,
 1996.

                                                                              June 30,
                                  ------------------------------------------------------------------------------------------------
Balance Sheet Data                         1996               1995               1994              1993               1992
                                           ----               ----               ----              ----               ----
                                       (Successor)        (Predecessor)      (Predecessor)    (Predecessor)       (Predecessor)

Total Assets                              $7,245             $1,263             $2,111            $4,610             $7,565

Long-Term Debt, net of                    $1,634                 --                 --                --               $542
current portion

Total Liabilities                         $2,366             $4,349             $3,875            $3,932             $3,417

Stockholders' Equity
(Deficit)                                 $4,879            $(3,086)           $(1,765)             $678             $4,148

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation.

General

         The operations of AFT for the fiscal years ended June 30, 1996 (Successor Company), 1995 (Predecessor Company) and 1994 (Predecessor Company) were significantly affected by the reduction and, in fiscal year 1994, the cessation of production operations of the Company. As a result, the financial results of the Company for each of the three fiscal years addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended June 30, 1996 reflects the adoption of Fresh Start Accounting and includes the period from October 17, 1995 (the Effective Date) to June 30, 1996. As such the financial data is considered that of a Successor Company and is not comparable to prior periods.

         In general, the Company's revenues from the production of COLORIMAGED films is recognized only when a film is completed. However, the Company receives payments from its customers prior to the completion of a project. During fiscal 1993, the Company's agreement with Turner was significant in that it amounted to approximately 65% of the work completed in the year ended June 30, 1993. Turner has not notified the Company that it will colorize additional films in the foreseeable future.

         The opinion of the Company's auditors, Ernst & Young, LLP, which accompanies the Company's financial statements, contains an emphasis paragraph as to the Company's ability to continue as a going concern.

         Year ended June 30, 1996 (October 17, 1995 to June 30, 1996) compared to June 30, 1995. AFT did not record any revenues for the period ended June 30, 1996 as compared to $22,000 recorded for the period ended June 30, 1995, which were derived from distribution revenues.

         The Company recorded no production costs for the period ended June 30, 1996 and June 30, 1995. The Company recorded depreciation and amortization expenses of approximately $402,000 during the period ended June 30, 1996 and $927,000 during the period ended June 30, 1995, reflecting the revaluation of the assets due to the adoption of Fresh Start Reporting.

         The Company recorded compensation and benefits for its administration and officers of approximately $244,000 for the period ended June 30, 1996 as compared to $103,000 for the period ended June 30, 1995. Selling, general and administrative expenses increased to $730,000 during the period ended June 30, 1996 compared to $319,000 during the period ended June 30, 1995. The increases are primarily due to the decreased level of activity in fiscal year 1995 when all employees were laid off for six months and most financial activity ceased during the same six months. Interest expense remained relatively constant at approximately $70,000 in fiscal year 1996 as compared to $71,000 in fiscal year 1995.

         The Company recorded a net loss of approximately $1,445,000 during the period ended June 30, 1996 or 2 cents per share, compared to a net loss of approximately $1,642,000 during the period ended June 30, 1995, or 6 cents per share. The reduction in net loss per share was due to an increase in the outstanding shares used in this computation from 29,286,000 in fiscal year 1995 to 69,563,000 in fiscal year 1996.

         Year ended June 30, 1995 compared to year ended June 30, 1994. AFT recorded revenues of approximately $22,000 in the fiscal year into June 30, 1995, compared to approximately $2,369,000 in fiscal year 1994. All of the Company's revenues in fiscal year 1995 were derived from distribution revenues, which were decreased approximately $5,000 from distribution revenues of $27,515 in fiscal year 1994. The Company recorded no revenues from coloring fees or animation revenues, compared to coloring fees of approximately $1,582,000 in fiscal year 1994 and animation revenues of approximately $760,000 in 1994. This drastic reduction reflects the decision of the Company to cease production operations during fiscal year 1994.

         The Company's costs and expenses during fiscal year 1995 also reflected its significant reduction in production and administrative operations. The Company recorded no production costs, exclusive of depreciation and amortization, in fiscal year 1995, compared to production costs of approximately $2,764,000 in fiscal year 1994. Similarly, the Company's depreciation and amortization costs in fiscal year 1995 were approximately $927,000, compared to approximately $1,292,000 in 1994, reflecting a reduction in equipment and other amortizable assets.

         The Company reduced its compensation and benefits for its administration and officers to approximately $103,000 in fiscal year 1995, compared to approximately $359,000 in fiscal year 1994. Selling, general and administrative expenses were also reduced to $319,000 in fiscal year 1995 from $694,000 in fiscal year 1994. Interest expense remained approximately constant at approximately $71,000 in fiscal year 1995, compared to approximately $69,000 in fiscal year 1994, while reorganization fees also remained relatively constant, at approximately $242,000 in fiscal year 1995 and approximately $273,000 in fiscal year 1994.

         The reduction in both income and expenses resulted in a net loss of approximately $1,642,000 in fiscal year 1995 or 6 cents per share, compared to a net loss of approximately $3,082,000 in 1994, or 15 cents per share. A reduction in net loss per share was also impacted by an increase in outstanding shares used in this computation to 29,286,000 in 1995 from 20,768,000 in 1994.

         Year ended June 30, 1994 compared to year ended June 30, 1993. The operations of the Company for the fiscal year ended June 30, 1994 compared to fiscal year ended June 30, 1993 were impacted by the Company's petition under Chapter 11 of the Federal Bankruptcy Code in October, 1993, occurring in the Company's 1994 fiscal year, and the decision early in the Company's 1994 fiscal year to cease production operations. As a result of these events, the Company's total revenues in the fiscal year 1994 were approximately $2,369,000, a reduction of over $8.5 million from revenues of approximately $11,889,000 in fiscal year 1993. All areas of the Company's operations were reduced significantly, with coloring fees totaling approximately $1,582,000 in fiscal year 1994, compared to approximately $8,948,000 in 1993, animation revenues of approximately $760,000 in fiscal year 1994 compared to approximately $2,271,000 in fiscal year 1993; and distribution revenues of approximately $28,000 in fiscal year 1994 compared to approximately $669,000 in fiscal year 1993.

         At the same time, the Company's ongoing expenses were reduced significantly, to approximately $5,451,000 in fiscal year 1994 compared to approximately $15,359,000 in fiscal year 1993. Virtually all aspects of the Company's costs and expenses were reduced, with production costs falling to approximately $2,764,000 in fiscal year 1994 from $10,039,000 in fiscal year 1993, depreciation and amortization costs falling to $1,292,000 in fiscal year 1994 from $2,079,000 in fiscal year 1993, compensation and benefits for administrative and officers falling to $359,000 in fiscal year 1994 from $878,000 in fiscal year 1993; general administrative expenses falling to $694,000 in fiscal year 1994 from $2,261,000 in fiscal year 1993. Interest expense was also reduced, to approximately $69,000 in fiscal year 1994 from $102,000 in fiscal year 1993. The Company recognized bankruptcy fees of $273,000 for professional fees and approximately $1,000 for U. S. Trustee fees, which fees were not recorded in fiscal year 1993.

         As a result of both reduced operations and expenses, the Company showed a slightly lower loss of $3,082,000 in fiscal year 1994, or 15 cents per share, from $3,470,000, or 32 cents per share, in fiscal year 1993. The reduction in loss per share was impacted by the issuance of approximately 10 million shares of common stock in fiscal year 1994.

         Financial Condition and Liquidity. As of June 30, 1996, the Company had $7,245,000 in total assets, compared to approximately $1,263,000 in total assets at June 30, 1995. At the same time, the Company had total liabilities of $2,366,000 at June 30, 1996, compared to $4,394,000 at June 30, 1995, resulting in a total stockholders equity of $4,879,000 at June 30, 1996, compared to a total stockholders deficit of $3,086,000 at June 30, 1995.

         On October 6, 1995, the Company's plan of reorganization, (the "Plan") was approved by the bankruptcy court. The Plan became effective October 17, 1995. In connection with this Plan, the Company completed a private placement of approximately $3.4 million, and management of the Company has expressed its intention to raise additional funds to finance ongoing operations. The funds raised in the private placement, as well as the additional funds to be raised by management, are essential for the Company to continue operations, and no assurance can be made that such funds can be raised. As noted above, the Company has entered into a Letter of Intent with Meyers for the purpose of raising additional capital through a public offering.

         On June 17, 1996, the Company also entered into an agreement with Gerald Wetzler whereby Mr. Wetzler purchased, for a fee of $200,000 (which was the deemed fair value), an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. The option gives the right to purchase up to 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share. If the Company does not, at the time of exercise, have sufficient shares of common stock authorized to exercise the option, Mr. Wetzler shall have the right to purchase 10,000,000 shares of the Company's authorized but unissued convertible preferred stock at an exercise price of $0.24 per share. The option expires on June 17, 1998.

         As a result of the effectiveness of the Plan, as of the confirmation date of the Plan, the Company engaged in "fresh start" accounting, which reflects the payment or discharge of certain debts in accordance with the Plan. "Fresh start accounting" allows a reorganized entity to reflect its reorganization value, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company is eliminated and its capital structure is recast in conformity with the Plan.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors.............................................F-1

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)..................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:


      Name                 Age                  Position with Company
      ----                 ---                  ---------------------
Gerald M. Wetzler           57               Chairman, Director, Chief
                                             Executive Officer

John Karl                   41               Senior Vice President -
                                             Finance, Treasurer

Edward Payne                49               Director

David Abraham               40               Director

Larry King                  62               Director

Steven Lefkowitz            40               Director


GERALD M. WETZLER

         Mr. Wetzler was elected Chairman of the Board of Directors of the Company on October 26, 1993, following his purchase of the controlling interest in the Company. Mr. Wetzler received a Juris Doctor degree from Columbia Law School and a Master of Laws degree from Harvard Law School. He practiced law with Cahill, Gordon & Reindel from 1962 to 1966. He worked in the corporate finance department of Lehman Brothers for five years and served as General Counsel for Beker Industries, Corp. , a New York Stock Exchange company. He has been a private investor since 1975.

JOHN KARL

         Mr. Karl, a Certified Public Accountant, joined the Company in May, 1989 and served as Controller until February 1993. From that date to November 1993, he was employed by Wilshire Technologies, Inc. Mr. Karl rejoined the Company as its Principal Accounting Officer in November 1993 and became Vice President - Finance and Treasurer on December 6, 1993. Prior to 1989, Mr. Karl worked for four years for Ernst & Young.

EDWARD A. PAYNE

         Mr. Payne was elected a director of the Company in June 1995. He is President of Edward Payne & Associates, a business strategy consulting firm founded in 1987 serving domestic and international corporations. Prior to forming Edward Payne & Associates, he was a Senior Partner with Management Practice, Inc., a general management consulting firm. Previously, Mr. Payne had been a partner in Woodside Associates, a venture capital/management consulting firm and was a Senior Associate in Booz, Allen & Hamilton, an international consulting firm.

DAVID ABRAHAM

         Mr. Abraham became a Director of the Company in June 1995. Since 1986 he has been President of David Abraham & Company, a consulting firm providing financial advisory services to media and communication companies. Prior to forming David Abraham & Company, he was Vice President of operations and Finance for Amsat Communications, a cable television multiple system operator.

LARRY KING

         Mr. King was elected to the Company's Board of Directors in February 1996. Mr. King is the host of CNN's "Larry King Live" and Mutual Radio's "Larry King Show" and is a columnist for USA Today. Among his many honors are Ace Awards, a Peabody Award, and the Broadcaster of the Year from the International Radio and Television Society.

STEVEN LEFKOWITZ

         Mr. Lefkowitz was elected to the Company's Board of Directors in February 1996. Mr. Lefkowitz is the founder and, for more than five years, has been President of Wade Capital Corporation, a privately held investment firm organized in 1990. Between 1985 and 1990, Mr. Lefkowitz was a member of the Corporate Finance Department of Drexel, Burnham, Lambert Incorporated.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and the holders of more than ten percent of the company's outstanding common stock to file reports of ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all such reports required to be filed during or with respect to the fiscal year ended June 30, 1996 were made on a timely basis.

Item 11. Executive Compensation.

         The following table sets forth the compensation of the officers of the Company.

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                         Long-term Compensation
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                       Awards
Name and                                                       Restricted     Securities                          Payouts
Principal                                     Other Annual     Stock          Underlying                          All Other
Position     Year   Salary ($)   Bonus ($)  Compensation ($)   Award(s) ($)   Options/SARs (#)  LTIP Payouts ($)  Compensation ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Gerald M.    1996      -0-       $125,000*       -0-              -0-          $10,000,000            -0-              -0-
Wetzler
Chairman,
Director,
Chief
Executive
Officer

             1995      -0-          -0-          -0-              -0-              -0-                -0-              -0-

             1994

John Karl    1996   $113,500        -0-          -0-            $20,500            -0-                -0-              -0-
Senior Vice
President,
Finance,
Treasurer

             1995      -0-          -0-          -0-              -0-              -0-                -0-              -0-

             1994      -0-          -0-          -0-              -0-              -0-                -0-              -0-

- ---------------------
* Upon confirmation of the Plan in October 1995, Mr. Wetzler received a bonus of $125,000, in accordance with the terms of the Reorganization Plan.

Stock Options

         In accordance with the terms of the Plan, all prepetition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 15,700,000 shares as of June 30, 1996 and 2,450,000 shares as of June 30, 1995. The options contain an exercise price per share in the range of $0.01 to $0.176. As of June 30, 1996 and 1995, vested options total 5,200,000 and 2,450,000, respectively.

         Included in the stock options at June 30, 1996 mentioned above are options related to the employment agreement of Gerald Wetzler, the Company's Chairman and CEO, which was entered into in January 1996. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.0628. The options become exercisable on a cumulative basis each month at the rate of 1 2/3%. At June 30, 1996, 1,000,000 options were vested and exercisable. The options terminate on January 1, 2006. Compensation expense of $120,000 was recognized in 1996 related to these options.

         On June 17, 1996, the Company also entered into an agreement with Gerald Wetzler whereby Mr. Wetzler purchased, for a fee of $200,000 (which was the deemed fair value), an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. The option gives the right to purchase up to 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share. If the Company does not, at the time of exercise, have sufficient shares of common stock authorized to exercise the option, Mr. Wetzler shall have the right to purchase 10,000,000 shares of the Company's authorized but unissued convertible preferred stock at an exercise price of $0.24 per share. The option expires on June 17, 1998.

         Also included in the stock options at June 30, 1996 mentioned above are options granted to Larry King, a member of the Board of Directors, pursuant to an agreement dated February 9, 1996. Under the terms of the agreement, the Company granted an option to purchase 2.0 million shares of the Company's $0.002 par value common stock at an exercise price of $0.01. The options vest and become exercisable upon consummation of a financing arrangement within a two-year period from the date of grant. At June 30, 1996, no options were vested or exercisable. The options terminate on February 9, 1998. Upon consummation of a financing arrangement in accordance with the terms of the agreement, the fair value of the option at the grant date ($220,000) will be treated as a financing cost.

         The Company entered into agreements which became effective with the approval of the Plan with two former employees whereby they will be issued 100,000 shares of common stock of the reorganized entity upon their return to the Company, which had not occurred through June 30, 1996. If these employees do not return to the Company, these options will lapse. These shares will vest in 25,000 share increments every six months commencing on the effective date. These shares are not reflected as being issued in the consolidated balance sheet at June 30, 1996.

         The following table sets forth information with respect to stock options granted to each of the executives named in the Summary Compensation Table. The potential value of options granted depends entirely upon a long-term increase in the market price of the Company's stock.

                              OPTION/SAR GRANTS IN
                                LAST FISCAL YEAR

Name                      Number of                 Percent of total          Exercise or base          Expiration Date
                          Securities                options/SARs              price ($/sh)
                          Underlying                granted to
                          Option/SARs               employees in fiscal
                          Granted (#)               year

Gerald M. Wetzler         10,000,000                100%                      $0.0628                   1/1/2006


Stock Grants

         As an inducement and compensation to certain key employees who were first put on reduced work and compensation schedules and later put on administrative leave, the Company agreed to issue common stock in lieu of these key employees seeking other employment. The agreement, which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These share vest immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 1996, 742,000 shares have been set aside, of which 164,000 of these shares were issued on the Effective Date of the Plan.

Compensation of Directors

         During the pendency of the Company's bankruptcy proceedings, directors of the Company were not separately compensated for service on the Board of Directors. The Company has, prior to bankruptcy proceedings, and may in the future, compensated directors for service on the Board of Directors, but has no present plans to do so.

         Upon the effectiveness of the Plan, AFT granted its outside directors, Messrs. Payne and Abraham, options to purchase 50,000 shares of common stock at $0.10 per share. The options vested immediately on grant and have a term of five years.

         In connection with his agreement to serve as a director of the Company, Mr. King received options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.176 per share. The options have a term of ten years from the date of issuance. One-third of the options vested on issuance, and one-third of the options will vest on each of February 23, 1997 and February 23, 1998. In addition, all of the options will be exercisable if Mr. King dies while a member of the Board of Directors, or if Mr. King delivers to the Company at the time of his agreement to serve on the Board of Directors, a written agreement to serve no less than one year on the Board of Directors. On April 2, 1996, Mr. King delivered to the Company such an agreement. The number of options granted and the exercise price of the options shall be adjusted to take into account stock dividends, stock splits and other similar events.
The options are non-transferable.

         Mr. King also has entered into an agreement with the Company entitling him to purchase additional shares on the occurrence of certain events, and for the right to register the sale of common stock of the Company held by him on certain events and subject to certain limitations. See, "Certain Relationships and Related Transactions," below.

Employment Contracts

         Wetzler Employment Agreement. Effective January 1, 1996, the Company entered into an employment agreement with Mr. Wetzler (the "Employment Agreement") to serve as the Chief Executive Officer of the Company. The Agreement provides for a term of five years, subject to termination as provided in the Agreement, and provides that, as sole compensation under the Agreement, Mr. Wetzler will receive an option to purchase 10,000,000 shares of the Company's $.002 par value common stock, at an exercise price of twelve cents less than the average trading price in the Company's common stock for the twenty trading days prior to and including January 18, 1996, which has been calculated as $.0628 per share, pursuant to the terms of a Stock Option Agreement (described below). The Employment Agreement provides for no cash compensation, but does entitle Mr. Wetzler to fringe benefits, including health insurance, on terms which may be agreed to from time to time by the Company and Mr. Wetzler.

         The Employment Agreement obligates the Company to indemnify Mr. Wetzler from and against third party claims in accordance with the Company's Certificate of Incorporation and By-Laws.

         Mr. Wetzler is entitled to terminate the Employment Agreement on the occurrence of certain events, including a breach by the Company or a change in control of the Company, as defined in the Employment Agreement. If the Employment Agreement is terminated because of a breach of the Employment Agreement by the Company, Mr. Wetzler is entitled to receive, as liquidated damages, a termination payment equal to $250,000, multiplied by the number of years, including partial years, remaining on the original term of the Employment Agreement. If the Employment Agreement is terminated in connection with a change in control of the Company, Mr. Wetzler is entitled to receive an amount equal to
2.99 multiplied by the greater of (a) the average annual gross compensation received by Mr. Wetzler from the Company from all sources during the five years prior to and including the year in which the event giving rise to termination occurs or (b) $250,000.

         Wetzler Stock Option Agreement. The Stock Option Agreement between Mr. Wetzler and the Company, dated as of January 1, 1996 (the "Stock Option Agreement"), provides for the grant of 10,000,000 shares of the Company's $.002 par value common stock at an exercise price of $.0628 per share, subject to adjustment in accordance with the terms of the Stock Option Agreement. The options granted pursuant to the Stock Option Agreement have a term ending on January 1, 2006. One and two-thirds percent (12/3%) of the options granted vest on January 31, 1996, with an additional one and two-thirds percent (12/3%) vesting at the end of each calendar month throughout the fifth anniversary of the term.

         The exercise price of the options and the number of options are to be adjusted for corporate events having an effect on the capitalization of the Company. In addition, Mr. Wetzler may require the Company to redeem the options on the occurrence of certain material events, including a reorganization, reclassification or other similar capital transaction. The redemption price of the options, in such an event, would be equal to the average of the daily closing prices per share of common stock for the five consecutive business days immediately preceding the event, multiplied by the number of shares of common stock into which the option is exercisable at the time of redemption.

                  The Company has no other outstanding employment contracts with any of the executive officers named in the table above.

Compensation Committee Interlocks and Insider Participation;
Board Compensation Committee Report on Executive Compensation

         During the pendency of the Company's bankruptcy proceedings, because of the extreme limitations on the Company's ability to pay compensation of any kind to its executives, the Company did not maintain a compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

         As of June 30, 1996 the only class of voting securities issued and outstanding was 69,567,310 shares of the Company's common stock.

         The following sets forth information as of June 30, 1996, with respect to the shares of the Company's common stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) the five highest paid officers including the Chief Executive Officer, (iii) each director of the Company, and
(iv) all directors and officers as a group.

   Name and Address of                 Amount and Nature of          Percent
     beneficial owner                  beneficial ownership           Class
   -------------------                 --------------------          -------
Gerald M. Wetzler                         33,656,333(1)               37.03%
(Chairman of the Board and
Chief Executive Officer)

JCV Capital Corp.                         10,545,854                  15.16%
P.O. Box 22719
Rochester, NY 14692

L&R Holdings, Inc.                        13,145,854                  18.90%
130 Shore Road
Port Washington, NY 11050

Larry King (Director)                      1,000,000(2)                1.42%

John Karl                                    282,000(3)                  *
(Vice President-Finance)

Edward Payne (Director)                      600,000(4)                  *

David Abraham (Director)                     100,000(4)

Steven Lefkowitz (Director)                  200,000(5)                  *

Officers and Directors as a               35,838,333                  38.83%
Group
- ------------------------------
 *   Less than one percent.

(1) Includes 1,333,333 shares subject to currently exercisable options. Also includes presently exercisable options to acquire 20,000,000 shares of common stock. As of June 30, 1996, the Company had insufficient authorized shares of common stock to effect the conversion of such option. See "Executive Company Action--Stock Options" and "Certain Relationships and Related Transactions."

(2)  All shares subject to currently exercisable options.

(3)  200,000 shares subject to currently exercisable options.

(4)  Includes 50,000 shares subject to currently exercisable options.

(5)  Includes 100,000 shares subject to currently exercisable options.

Item 13. Certain Relationships and Related Transactions.

         Mr. King entered into a letter agreement and Transactional Stock Option Agreement with the Company, each dated February 23, 1996, pursuant to which Mr. King agreed to assist the Company in connection with the Company's efforts to find a suitable strategic alliance or financing partner. As consideration for locating such an investor or partner, Mr. King was granted options to acquire 2,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The options terminate on February 19, 1999, unless the options have vested prior to that date, in which case the options will terminate on February 23, 2001. The options shall vest solely upon the consummation of a transaction involving a financing or strategic alliance meeting certain parameters. The number of options granted and the exercise price of the options shall be adjusted to take into account stock dividends, stock splits and other similar events.

         Concurrently with the granting of the options described above, Mr. King and the Company entered into a Registration Undertaking dated February 23, 1996, under which the Company granted to Mr. King the demand and "piggyback" registration rights. Under the Registration Undertaking, Mr. King may make a single written request to the Company to effect a registration or qualification to permit the public transfer of the shares obtained by Mr. King through exercise of the above-described options. Mr. King may not request a registration of fewer than 500,000 shares, and subject to certain conditions contained in the Agreement, the right to request registration will be effective commencing August 9, 1997 and ending on the earlier to occur of (i) August 9, 2002, (ii) the date when Mr. King may no longer acquire at least 500,000 shares of common stock through the exercise of options, (iii) the registrable securities can be sold without registration under Rule 144(k) promulgated under the Securities Act of 1933, or (iv) the options are otherwise registered as part of a separate registration of options, which registration meeting specified qualifications. Mr. King also has "piggy-back" registration rights, entitling him to require that, subject to certain limitations, the option shares be included in a registration of securities by the Company.

         On June 17, 1996, the Company also entered into an agreement with Gerald Wetzler whereby Mr. Wetzler purchased, for a fee of $200,000 (which was the deemed fair value), an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. The option gives the right to purchase up to 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share. If the Company does not, at the time of exercise, have sufficient shares of common stock authorized to exercise the option, Mr. Wetzler shall have the right to purchase 10,000,000 shares of the Company's authorized but unissued convertible preferred stock at an exercise price of $0.24 per share. The option expires on June 17, 1998.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

         a. Consolidated Financial Statements filed herewith as required under Item 8 of this Annual Report on Form 10-K includes consolidated balance sheets at June 30, 1996 and 1995 and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity for each of the three years ended June 30, 1996.

                  The consolidated financial statement schedules of American Film Technologies, Inc. are omitted since they are neither required, not applicable, or the relevant information is otherwise included.

         b. On or about June 20, 1996, Registrant filed a Current Report on Form 8-K reporting the acquisition by Gerald M. Wetzler of options to acquire 20,000,000 Shares of Registrant's Common Stock or, if such shares are not available, shares of newly-issued preferred stock convertible into shares of Common Stock.

         c. The following exhibits are included in this report or incorporated by reference:

                  3. Certificate of Incorporation and By-laws, as amended, are incorporated herein by reference to Exhibits 3(a) and 3(b) to the registration statement on Form S-1 filed by the Company on July 20, 1987, File No. 33-15941. Amendment to the Certificate of Incorporation dated March 15, 1990 is incorporated by reference to the registration statement S-1 filed July 27, 1990, File No. 33-36108. Amendment to the Certificate of Incorporation dated April 15, 1993 is incorporated by reference to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 1993. Certificate of Designations of Voting Convertible Preferred stock dated September 30, 1993 is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated September 28, 1993.

                  10.1        Employment Agreements with Mr. Hartel and Mr.
                              Glaser, dated February 16, 1993 are incorporated by reference to Exhibit 10.1 to the Company's

                              Annual Report on Form 10-K for the Fiscal Year ended June 30, 1993.

                  10.2 Stock Purchase Agreement with Gerald M. Wetzler dated September 28, 1993 is incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated September 28, 1993.

                  10.3 Option Agreement dated May 3, 1995 between the Company and H.J. Meyers & Co., Inc. is incorporated by reference to Exhibit 10.3 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.4 Amendment No. 1 to Option Agreement between the Company and H.J. Meyers & Co., Inc., dated July 11, 1995 is incorporated by reference to Exhibit
                              10.4 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.5 Selling Agency Agreement between the Company and H.J. Meyers & Co., Inc., dated as of July 12, 1995 is incorporated by reference to Exhibit 10.5 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.6 Amendment No. 2 to Selling Agency Agreement between the Company and H.J. Meyers & Co., Inc., dated October 5, 1995 is incorporated by refer-ence to Exhibit 10.6 to the Company's Annual Report Form 10-K for the Fiscal Year ended
                              June 30, 1995.

                  10.7 Consulting Agreement, dated December 20, 1995, between Adasar Group, Inc. and the Company is incorporated by reference to Exhibit 10.7 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.8 Employment Agreement dated as of January 1, 1996 between the Company and Gerald M. Wetzler is incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.9 Stock Option Agreement dated as of January 1, 1996 between the Company and Gerald M. Wetzler is incorporated by reference to Exhibit 10.9 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.10 Stock Option Agreement dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.11 Letter Agreement dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit 10.11 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.11 Transactional Stock Option Agreement, dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit 10.11 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30,
                              1995.

                  10.12 Registration Undertaking dated as of February 23, 1996 between the Company and Larry King is incorporated by reference to Exhibit 10.12 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.13 Letter of Intent dated March 28, 1996 between the Company and H.J. Meyers & Co., Inc. is incorporated by reference to Exhibit 10.13 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.14 Lease for San Diego Office is incorporated by reference to Exhibit 10.14 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.15 Lease for New York Office is incorporated by reference to Exhibit 10.15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

                  10.16 Option Agreement between the Company and Gerald M. Wetzler dated June 17, 1996.

                  21          Subsidiaries of Registrant.

         d.       Schedules filed herewith include:


         All schedules for which provision is made in Regulation S-X of the Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                        American Film Technologies, Inc.

                                    Index to
                        Consolidated Financial Statements

                    Years ended June 30, 1996, 1995 and 1994


                                    Contents

Report of Independent Auditors..............................................F-1

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)...................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                         Report of Independent Auditors


The Board of Directors and Stockholders
American Film Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Film Technologies, Inc. as of June 30, 1996 (Successor) and June 30, 1995 (Predecessor), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from October 17, 1995 through June 30, 1996 (Successor), the period from July 1, 1995 through October 16, 1995 (Predecessor), and the years ended June 30, 1995 (Predecessor) and June 30, 1994 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Film Technologies, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the periods in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that American Film Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 15, 1993. The filing was the result of continuing defaults related to the Company's loans, recurring operating losses and insufficient cash flows. As also described in Note 1, the Company's Plan of Reorganization was approved by the Bankruptcy Court on October 6, 1995; however, the Company believes it must raise additional funds to finance its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                               Ernst & Young LLP


San Diego, California
July 31, 1996

                        American Film Technologies, Inc.

                           Consolidated Balance Sheets

                                                                                               June 30,
                                                                                       1996               1995
                                                                                   --------------------------------
                                                                                     Successor          Predecessor
Assets
Current assets:
   Cash                                                                            $  338,669          $   10,584
   Restricted cash                                                                          -              15,322
   Accounts receivable                                                                      -              23,692
   Other current assets                                                               106,254              99,714
                                                                                   ----------          ----------
Total current assets                                                                  444,923             149,312

Equipment and software, net                                                           444,459           1,039,804
Film library, net                                                                     337,500              73,842
Reorganization value in excess of identifiable assets, net                          6,017,772                   -
                                                                                   ----------          ----------
                                                                                   $7,244,654          $1,262,958
                                                                                   ==========          ==========
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Notes payable:
     Bank loans - in default                                                       $        -          $  598,385
     Other loans                                                                       31,357             119,300
   Accounts payable and accrued expenses                                              480,471           1,488,332
   Accrued compensation                                                               220,058             501,095
                                                                                   ----------          ----------
Total current liabilities                                                             731,886           2,707,112

Liabilities subject to compromise                                                           -           1,642,211
Notes payable                                                                       1,634,404                   -
                                                                                   ----------          ----------
Total liabilities                                                                   2,366,290           4,349,323

Stockholders' equity (deficit):
   Preferred stock, $.001 par value: Authorized shares - 10,000,000 at June 30,
     1996 and 1995: issued and outstanding shares none and 695,250 at June 30,
     1996 and 1995, respectively                                                            -                 695

   Common stock, $.002 par value: Authorized shares - 90,000,000 at June 30, 1996 and 1995: issued and outstanding shares
     69,567,310 and 30,410,802 at June 30, 1996 and 1995,
     respectively                                                                     139,135              60,822
   Capital in excess of par value                                                   7,264,453          13,526,767
   Deferred compensation                                                           (1,080,000)                  -
   Accumulated deficit                                                             (1,445,224)        (16,674,649)
                                                                                   ----------          ----------
Total stockholders' equity (deficit)                                                4,878,364          (3,086,365)
                                                                                   ----------          ----------
                                                                                   $7,244,654          $1,262,958
                                                                                   ==========          ==========

                            See accompanying notes.

                                     American Film Technologies, Inc.

                                  Consolidated Statements of Operations



                                         Successor                                  Predecessor
                                   ----------------------    ---------------------------------------------------------

                                      October 17,1995           July 1, 1995 to                 Year Ended
                                             to                   October 16,                    June 30,
                                       June 30, 1996                 1995                 1995                1994
                                   ----------------------    -------------------------------------------------------------
Revenues:
  Coloring fees                     $         -               $        -           $        -          $      1,582,100
  Animation revenues                          -                                             -                   759,696
  Distribution revenues                       -                                           22,343                 27,515
                                   ----------------------    -------------------------------------------------------------
                                              -                        -                  22,343              2,369,311

Costs and expenses:
  Production costs - excluding
   depreciation and amortization              -                        -                    -                 2,763,700

  Depreciation and amortization             402,273                  238,273             927,400              1,291,640

  Compensation and benefits -
   administrative and officers              243,835                  263,829             102,554                358,748

  Selling, general and
   administrative                           729,530                   97,108             319,281                693,658
  Interest expense, net                      69,586                   33,132              70,789                 69,241
  Reorganization items:

  Fresh Start adjustments                     -                   (6,326,258)                -                   -

  Professional fees                           -                       65,430             242,143                272,789
  U.S. Trustee fees                           -                        1,250               1,750                  1,250
                                   ----------------------    -------------------------------------------------------------
                                          1,445,224               (5,627,236)          1,663,917              5,451,026
                                   ----------------------    -------------------------------------------------------------

Net income (loss)                   $    (1,445,224)          $    5,627,236       $  (1,641,574)      $     (3,081,715)
                                   ======================    =============================================================

Net income (loss)  per share        $         (0.02)          $         0.17       $       (0.06)      $          (0.15)
                                   ======================    =============================================================

Shares used in per share
  computation                            69,563,192               32,232,802          29,285,802             20,767,573
                                   ======================    =============================================================

See accompanying notes.


                                                   F-3

                        American Film Technologies, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                           Preferred Stock                     Common Stock
                                                    ----------------------------------------------------------------

                                                         Shares                              Shares
                                                       Issued and      Preferred           Issued and
                                                      Outstanding        Stock            Outstanding        Amount
                                                    --------------------------------------------------------------------
Predecessor:
Balance at June 30, 1993                                         -   $           -          10,773,302   $      21,547
   Net loss                                                      -               -                   -               -
   Issuance of preferred stock                           1,000,000           1,000                   -               -
   Conversion of all Series A preferred stock
    into common stock                                     (240,000)           (240)         12,000,000          24,000
   Conversion of 64,750 shares of Series B
    preferred stock into common stock                      (64,750)            (65)          3,237,500           6,475
                                                    ------------------------------------------------------------------
                                                                              ----
Balance at June 30, 1994                                   695,250             695          26,010,802          52,022
   Net loss                                                      -               -                   -               -
   Issuance of common stock at .04 per share                     -               -           1,000,000           2,000
   Issuance of common stock at .09 per share                     -               -           1,000,000           2,000
   Issuance of common stock at .01 per share                     -               -           2,000,000           4,000
   Issuance of common stock at .05 per share                     -               -             400,000             800
   Option related to H. J. Meyers refinancing
    plan                                                         -               -                   -               -
                                                    ------------------------------------------------------------------
Balance at June 30, 1995                                   695,250             695          30,410,802          60,822
   Net income - July 1, 1995 to October 16, 1995                 -               -                   -               -
   Private placement                                             -               -          38,982,508          77,965
   Issuance of stock to employees                                -               -             164,000             328
   Recapitalization of Company due to Fresh
Start Reporting under Reorganization Plan                 (695,250)           (695)                  -               -
                                                    ------------------------------------------------------------------
Successor:
Balance at October 16, 1995                                      -               -          69,557,310         139,115
   Net loss - October 17, 1995 to June 30,1996                   -               -                   -               -
   Issuance of stock to pay vendor                               -               -              10,000              20
   Receipt of additional subscription money                      -               -                   -               -
   Receipt from stock option fee                                 -               -                   -               -
   Deferred compensation related to issuance
    of stock option                                              -               -                   -               -
   Amortization of deferred  compensation                        -               -       -                           -
                                                    ------------------------------------------------------------------
Balance at June 30, 1996                                         -   $           -          69,567,310   $     139,135
                                                    ==================================================================

RESTUBBED TABLE

                                                                                                           Total
                                                        Capital In                                        Stockholde
                                                         Excess of        Deferred        Accumulated     rs Equity
                                                            Par         Compensation        Deficit       (Deficit)
                                                    ----------------------------------------------------------------
Predecessor:
Balance at June 30, 1993                               $ 12,607,737   $             -   $  (11,951,360)  $   677,924
   Net loss                                                       -                 -       (3,081,715)   (3,081,715)
   Issuance of preferred stock                                    -                 -                -         1,000
   Conversion of all Series A preferred stock
    into common stock                                        96,240                 -                -       120,000
   Conversion of 64,750 shares of Series B
    preferred stock into common stock                       511,590                 -                -       518,000
                                                    ----------------------------------------------------------------

Balance at June 30, 1994                                 13,215,567                 -      (15,033,075)   (1,764,791)
   Net loss                                                 -                 -       (1,641,574)   (1,641,574)
   Issuance of common stock at .04 per share                 38,000                 -                -        40,000
   Issuance of common stock at .09 per share                 88,000                 -                -        90,000
   Issuance of common stock at .01 per share                 16,000                 -                -        20,000
   Issuance of common stock at .05 per share                 19,200                 -                -        20,000
   Option related to H. J. Meyers refinancing
    plan                                                    150,000                 -                -       150,000
                                              ----------------------------------------------------------------

Balance at June 30, 1995                                 13,526,767                 -      (16,674,649)   (3,086,365)
   Net income - July 1, 1995 to October 16, 1995                  -                 -        5,627,236     5,627,236
   Private placement                                      3,181,907                 -                -     3,259,872
   Issuance of stock to employees                                 -                 -                -           328
   Recapitalization of Company due to Fresh              (1,046,721)
Start Reporting under Reorganization Plan                                           -       11,047,413           (3)
                                                    ----------------------------------------------------------------
Successor:
Balance at October 16, 1995                               5,661,953                 -                -     5,801,068
   Net loss - October 17, 1995 to June 30,1996                    -                 -       (1,445,224)   (1,445,224)
   Issuance of stock to pay vendor                            2,500                 -                -         2,520
   Receipt of additional subscription money                 200,000                 -                -       200,000
   Receipt from stock option fee                            200,000                 -                -       200,000
   Deferred compensation related to issuance
    of stock option                                       1,200,000        (1,200,000)               -             -
   Amortization of deferred  compensation                         -           120,000                -       120,000
                                                    ================================================================
Balance at June 30, 1996                               $  7,264,453   $    (1,080,000)  $   (1,445,224)  $ 4,878,364
                                                    ================================================================

See accompanying notes.
                                       F-4

                        American Film Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                          Successor                                Predecessor
                                     --------------------    -------------------------------------------------------
                                       October 17, 1995           July 1, 1995 to             Year Ended June 30,
                                       to June 30, 1996          October 16, 1995           1995                1994
                                     --------------------    -----------------------------------------------------------
                                                                                                     <C.
Operating activities
Net income (loss)                       $    (1,445,224)      $       5,627,236  $      (1,641,574)  $      (3,081,715)
Adjustments to reconcile net (loss) to
   net cash used by operating
   activities:
     Depreciation and amortization              402,273                 237,920            927,400           1,291,640
     Amortization of deferred
       compensation                             120,000                       -                  -                   -
     Loss on disposal of assets in
       Mexico                                         -                       -             65,546                   -
     Fresh Start adjustments                          -              (6,326,258)                 -                   -
     Changes in assets and liabilities:
       Restricted cash                                -                  15,322             51,412             (66,734)
       Accounts receivable                            -                  23,692               (184)            509,622
       Costs incurred on
         uncompleted films                            -                       -                  -             456,275
       Other current assets                     (69,761)                 63,221              3,028              23,159
       Accounts payable and accrued
         expenses                              (988,064)                (17,277)           652,576            (374,635)
       Liabilities subject to
         compromise                                   -                       -            150,273           1,491,938
       Deposits on uncompleted
         films                                        -                       -                  -            (684,959)
       Accrued compensation                    (509,318)                228,281           (333,173)           (134,763)
                                        -----------------    -----------------------------------------------------------
Net cash used in operating activities        (2,490,094)               (147,863)          (124,696)           (570,172)

Investing activities
Purchase of equipment and software                    -                       -           (215,000)             (5,109)
Sale of furniture and fixtures                        -                       -                  -               2,506
                                        -----------------    -----------------------------------------------------------
Net cash used by investing activities                 -                       -           (215,000)             (2,603)

Financing activities
Principal payments on notes payable
   - bank                                      (348,385)               (250,000)           (25,000)         (1,011,919)
Principal payments on notes payable
   - equipment and other                       (431,232)                      -                  -                   -
Principal payments on long-term
   debt                                          (7,830)                      -                  -                   -
Proceeds from notes payable - bank                    -                       -                  -             567,261
Proceeds from notes payable - other             140,289                 503,000             29,300              90,000
Proceeds from common stock
   subscriptions                                200,000               2,960,200                  -                   -
Proceeds from sale of stock option              200,000                       -                  -                   -
Proceeds from sale of preferred
   stock                                              -                       -                  -               1,000
Proceeds from conversion of
   preferred stock into common stock                  -                       -                  -             638,000
Proceeds from sale of common stock                    -                       -            170,000                   -
Proceeds from options on refinancing
   plan                                               -                       -            150,000                   -
                                        -----------------    -----------------------------------------------------------
Net cash provided (used) by
   financing activities                        (247,158)              3,213,200            324,300             284,342
                                        -----------------    -----------------------------------------------------------

Net increase (decrease) in cash              (2,737,252)              3,065,337            (15,396)           (288,433)
Cash at beginning of period                   3,075,921                  10,584             25,980             314,413
                                        -----------------    -----------------------------------------------------------
Cash at end of period                   $       338,669       $       3,075,921  $          10,584   $          25,980
                                        =================    ===========================================================
Supplemental disclosures of cash
    flow information:
Cash paid during the period for
    interest                            $       158,319       $               -  $               -   $          21,775
                                        =================    ===========================================================
Supplemental schedule of noncash
    investing and financing
    activities:
Issuance of common stock in
    exchange for note payable           $             -       $         300,000  $               -   $               -
                                        =================    ===========================================================
Issuance of common stock to pay
    vendor                              $         2,520       $                - $               -   $               -
                                        =================    ===========================================================

See accompanying notes.
                                       F-5

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                 June 30, 1996


1.  Reorganization Under Chapter 11

Bankruptcy Proceedings and Basis of Presentation

On October 15, 1993, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgment obtained before the commencement of the case. Under Chapter 11, substantially all prepetition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H. J. Meyers Agreement), the Company completed a private placement for $3,460,200 and management intends to raise additional funds to finance its future operations. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1997. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims or any class of creditors that are provided for in the Company's Plan of Reorganization. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Accounting" below. The only effects of the bankruptcy proceedings reflected in the accompanying financial statements as of June 30, 1995 and June 30, 1994 are that all accounts receivable which have been collected have been deposited into a restricted escrow account and reflected as "Restricted Cash" on the balance sheet, "Liabilities subject to compromise, which are impaired

                        American Film Technologies, Inc.

1.  Reorganization Under Chapter 11 (continued)

prepetition liabilities in accordance with the Plan and "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statement of Operations.

Plan of Reorganization

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995 (the "Effective Date"). Under the terms of the Plan, the following is a summary of treatment of each of the major classes of creditors and stockholders:

                             Estimated
  Class of Claims            Amount of
                               Claim                    Distribution under the Plan                      Status
- ---------------------    -----------------    -----------------------------------------------    -----------------------
Class 1 -                 $86,000              Cash payment in full on effective date.            Unimpaired
Employee
Priority Claim

Class 2 - Priority        $80,000              Cash payment on Distribution Date or, at           Unimpaired
Claims                                         the Company's discretion, over six years
                                               plus interest

Class 3 -                 $623,000             Cash payment on the effective date plus            Unimpaired
Comerica Claims                                interest and reasonable legal fees

Class 4 - Secured         $500,000             Cash payment plus interest on the                  Unimpaired
Claims                                         effective date

Class 5 - DIP             $122,000             $110,000 cash payment plus accrued                 Impaired
Financing Claims                               interest on effective date and remainder in
                                               one year note.

Class 6 -                 $6,000               Cash payment in full on effective date.            Unimpaired
Convenience
Claims

                                       F-7

                        American Film Technologies, Inc.

1.  Reorganization Under Chapter 11 (continued)

                             Estimated
  Class of Claims            Amount of
                               Claim                    Distribution under the Plan                      Status
- ------------------------------------------------------------------------------------------------------------------------
Class 7 -                 $1,650,000           Unsecured five year notes in full amount           Impaired
Unsecured                                      of allowed claim, with interest at 7%.
Claims

Class 8 -                 N/A                  $10 cash on effective date.  Unexercised           Impaired
Preferred Stock                                Series B and the Series C and D voting
Interest                                       convertible preferred stock interest will be
                                               canceled

Class 9 -                 N/A                  Retained, subject to dilution                      Impaired
Common Stock
Interest

Class 10 - Other          N/A                  Cancelled                                          Impaired
Equity Interests


The above Class 7 Unsecured Claims does not include the Class 7 Claim of Joseph Taritero which has been compromised pursuant to the provisions of a prior Stipulation and Order (see Note 11).

A claim becomes impaired when the legal, contractual or equitable right of such claim is altered, modified or changed by the proposed treatment under the Plan.

H. J. Meyers Agreement

On May 3, 1995, the Company executed an agreement with H. J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option as of May 30, 1995, to purchase common stock from the Company for $3,000,000 which would provide Meyers up to 51% of the outstanding shares. Upon approval of the agreement by the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non-refundable fee of $150,000 for the option. The agreement required Meyers to

                        American Film Technologies, Inc.

1.  Reorganization Under Chapter 11 (continued)

pay the $3,000,000 to the Company upon the Effective Date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors", as that term is defined by the Securities Act of 1933. The net proceeds to the Company totaled $3,460,200, including the conversion of the $300,000 bridge loan discussed below.

The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the Effective Date, the new stockholder can demand (upon demand by at least 25% of the new stockholders) the Company file a registration statement with the Securities and Exchange Commission (SEC) covering the reoffer and resale of its shares (up to 38,982,508). Notwithstanding the foregoing, if at any time prior to exercise of the demand registration right the Company receives a Letter of Intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. On March 28, 1995, the Company entered into a letter of intent with H. J. Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the NASDAQ Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, will obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

The new stockholders also have a right to register their shares in any offering of the Company stock (a "piggy-back"right). The amount of stock the new stockholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. The existence of these rights could adversely impact the future price of the common stock or the ability of the Company to raise additional equity capital.

                        American Film Technologies, Inc.

To enable the Company to fund certain obligations prior to the Effective Date of the Plan, on July 28, 1995, Meyers arranged a $500,000 bridge loan to the Company with interest at 8% plus common stock at the rate of one half share for every dollar of bridge loan. The loans are convertible into common stock at the same rate as the private placement to the accredited investors. On the Effective Date, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. The $500,000 bridge loan is included in Class 4 - Secured Claims mentioned above.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement for 56% of its common stock which was completed on the Effective Date. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment, software and film library have been recorded at their fair value as estimated by management after considering replacement cost or potential sales value. Long-term debt consists of prepetition liabilities and will be paid out subject to the terms of the Plan.

                        American Film Technologies, Inc.

1.  Reorganization Under Chapter 11 (continued)

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                                      (1)
                                                                   H.J Meyers             (2)            Reorganized
                                               Prior to             Private           Fresh Start          Balance
Assets                                      Reorganization         Placement          Adjustments           Sheet
                                        ---------------------------------------------------------------------------------
Current assets:
   Cash                                   $        115,721      $    2,960,200     $       -          $     3,075,921
   Restricted cash                               2,960,200          (2,960,200)            -                  -
   Accounts receivable                             -                    -                  -                  -
   Other current assets                             36,493              -                  -                   36,493
                                        ---------------------------------------------------------------------------------
Total current assets                             3,112,414              -                  -                3,112,414

Equipment and software, at cost, net               755,253              -                 (305,253)           450,000
Leasehold improvement, net                          64,740              -                  -                   64,740
Film library, net                                   55,380              -                  394,620            450,000
                                        ---------------------------------------------------------------------------------
Property and equipment, net                        875,373              -                   89,367            964,740
Reorganization value in excess of
   identifiable assets                             -                    -                6,237,264          6,237,264
                                        ---------------------------------------------------------------------------------

Total assets                              $      3,987,787      $       -          $     6,326,631    $    10,314,418
                                        =================================================================================

Liabilities and stockholders'
   equity(deficit)
Current liabilities:
   Notes payable:
       Bank loans - in default            $        348,385      $       -          $       -          $       348,385
     Other  loans                                  622,300            (300,000)            -                  322,300
   Accounts payable and accrued
     expenses                                    1,470,705              -                      350          1,471,055
   Accrued compensation                            729,376              -                  -                  729,376
                                        ---------------------------------------------------------------------------------
Total current liabilities                        3,170,766            (300,000)                350          2,871,116

Notes payable                                      -                    -                1,642,234          1,642,234
Liabilities subject to compromise                1,642,211              -               (1,642,211)           -

Stockholders' equity (deficit):
   Preferred stock                                     695              -                     (695)           -
   Common stock                                     60,822              78,293             -                  139,115
   Capital in excess of par value               13,526,767           3,181,907         (11,046,721)         5,661,953
   Accumulated deficit                         (17,373,674)             -               17,373,674            -
   Subscription payable                          2,960,200          (2,960,200)            -                  -
                                        ---------------------------------------------------------------------------------
Total stockholders' equity(deficit)               (825,190)            300,000           6,326,258          5,801,068
                                        ---------------------------------------------------------------------------------
                                          $      3,987,787      $       -          $     6,326,631    $    10,314,418
                                        =================================================================================

                                      F-11

                        American Film Technologies, Inc.

1.  Reorganization Under Chapter 11 (continued)

(1) To record the effects of the H.J. Meyers Private Placement Plan. Subsequent to October 17, 1995, the Company received an additional $200,000 from subscriptions related to the Private Placement.

(2) To record assets, liabilities and capital at their fair value pursuant to Fresh Start Reporting and eliminate any retained deficit.

2.  Summary of Significant Accounting Polices

The Company's principal business is the production of color versions of motion pictures and television programs originally produced in black-and-white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

Consolidation

Through June 30, 1994, the consolidated financial statements include the accounts of American Film Technologies de Mexico S.A. (AFT de Mexico) , the Company's wholly-owned Mexican subsidiary. During fiscal 1995, AFT de Mexico was dissolved and replaced by Midtech de Mexico, S.A. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from coloring films on the completed contract method. It is the Company's experience that the production cycle for coloring a film is less than ninety days. Financial position and results of operations do not vary significantly from those which would result using the percentage-of-completion method. If the production cycle exceeds 90 days, the Company recognizes revenue using the percentage of completion method, as measured by the percentage of costs incurred to total estimated costs. A feature film is considered complete upon acceptance by the customer.

The Company recognizes revenue on its distribution business on the accrual basis. Based on the ratings received, revenue projections received from the distributors and experience, the Company estimates the revenue to be recognized in each quarter.

                        American Film Technologies, Inc.

2.  Summary of Significant Accounting Polices (continued)

 Depreciation and Amortization

Depreciation and amortization are provided over the estimated useful lives of the underlying assets using primarily the straight line method over a five-year period. The Film Library is being amortized using the straight line method over a three year period. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the assets. Reorganization value in excess of identifiable assets is being amortized over twenty years.

Production Costs - Excluding Depreciation and Amortization

Cost of sales includes direct salaries and related benefits of production personnel and an allocation of overhead and materials costs used in the coloring and animation processes.

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock for the period by the weighted average number of common stock and common stock equivalents outstanding for the periods indicated. For the years ended June 30, 1996, 1995 and 1994, no exercise of stock equivalents was assumed because such equivalents would be anti-dilutive.

Income Taxes

Income taxes have been provided for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, for those Company employee stock options issued with an exercise price not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        American Film Technologies, Inc.

2.  Summary of Significant Accounting Polices (continued)

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 31, 1995. The Company does not anticipate the adoption of this standard will have a material effect on the Company's financial position.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  Film Library

The Company's film library, consists of 11 films held for distribution and or sale, and are stated as follows:

                                                  June 30,
                                          1996                1995
                                        Successor         Predecessor
                                   ---------------------------------------
Estimated fair value (Successor)    $        450,000   $        -
Cost (Predecessor)                          -                  1,396,567
Less accumulated amortization                112,500           1,322,725
                                   ---------------------------------------
                                    $        337,500   $          73,842
                                   =======================================

The related amortization of the Film Library for the period ended June 30, 1996, (October 17, 1996 to June 30, 1996), and years ended June 30, 1995 and 1994 was $112,500, $74,000 and $74,000, respectively.

                        American Film Technologies, Inc.

4. Equipment and Software

Equipment and software consists of the following:

                                                           June 30,
                                                  1996                1995
                                                Successor          Predecessor
                                            -----------------------------------
Assets:
    Equipment                                $     430,000    $    4,060,653
    Software                                        20,000           821,449
    Leasehold improvements                          64,740           352,115
    Furniture and fixtures                              -             57,161
                                            -----------------------------------
                                             $     514,740    $    5,291,378
                                            -----------------------------------
Accumulated depreciation and amortization:
    Equipment                                $      64,500    $    3,113,105
    Software                                         3,000           799,787
    Leasehold improvements                           2,781           286,448
    Furniture and fixtures                              -             52,234
                                            -----------------------------------
                                                    70,281         4,251,574
                                            -----------------------------------
                                             $     444,459    $    1,039,804
                                            ===================================

Reorganization Value in Excess of Identifiable Assets

In accordance with Statement of Position (SOP) 90-7, upon the effective date, $6,237,264 of the reorganization value of the Company was not attributable to identifiable tangible or intangible assets and accordingly has been classified as an intangible asset. While the estimated reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh Start Reporting, the allocation may be subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy court will also cause this "reorganization value" account to be adjusted accordingly. Reorganization value in excess of identifiable assets at June 30, 1996 is as follows:

Reorganization value in excess of identifiable assets    $    6,237,264
Less accumulated amortization                                   219,492
                                                         -----------------
                                                         $    6,017,772
                                                         =================

                        American Film Technologies, Inc.

6.  Notes Payable - Bank

Throughout fiscal year 1995 and 1994, the Company was not in compliance with the debt covenants. The Company requested the bank to continue to extend the loans while it sought alternative financing. The Company and the bank entered into forbearance agreements to amend the provisions of the bank agreement on July 15, 1993, August 16, 1993 and September 8, 1993 whereby the bank agreed to waive the rights and remedies that resulted from the debt covenant violations. However, the Company did not achieve all of the forbearance terms and was accordingly in default. All the outstanding bank debt was repaid in accordance with the terms of the Plan of Reorganization.

7.  Debtor in Possession Secured Financing

On May 22, 1994, the Company obtained from the Bankruptcy Court a final order granting the motion for debtor-in-possession secured financing with certain stockholders as the lenders which permitted the Company to borrow up to $150,000 with interest at 4% per annum. A total of $122,300 was borrowed, of which $110,000 was repaid in accordance with the Plan of Reorganization and the remaining balance of $12,300 has been classified as current in the accompanying consolidated financial statements.

8.  Liabilities Subject to Compromise and Long Term Debt

At June 30, 1995, liabilities are reported in accordance with SOP 90-7, which requires that the balance sheet of an entity in Chapter 11 distinguish prepetition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised) and postpetition liabilities. Liabilities that may be affected by the Plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. As of the effective date, Liabilities subject to compromise was reclassified as Long-term notes payable in accordance with the repayment terms of the Plan of Reorganization.

Principal categories of Long-term debt at June 30, 1996 and Liabilities subject to compromise at June 30, 1995 consist of the following:

                                                           June 30,
                                                   1996                1995
                                            -----------------------------------
                                                  Successor       Predecessor
Trade and other claims                       $    1,360,363   $     1,320,079
Accrued compensation                                 95,841           143,932
Billings on uncompleted contracts                   178,200           178,200
                                            -----------------------------------
                                             $    1,634,404   $     1,642,211
                                            ===================================

                        American Film Technologies, Inc.

8.  Liabilities Subject to Compromise and Long Term Debt (continued)

The amounts at June 30, 1996 have been converted to notes payable under the Plan and bear interest at 7%. Accrued interest payable at June 30, 1996 is $82,532. Annual aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1996 are:

          Years ending June 30,
          1997                                   $         -
          1998                                       408,601
          1999                                       408,601
          2000                                       408,601
          2001                                       408,601
                                               --------------
                                                  $1,634,404
                                               ==============

9.  Operating Leases

The Company leases its facilities under the terms of three operating leases expiring at various dates through November 2001. Future minimum rental commitments under noncancelable operating leases as of June 30, 1996 are as follows:

          1997                                   $   174,592
          1998                                       158,592
          1999                                        63,504
          2000                                        63,504
          2001                                        21,168
          Thereafter                                       -
                                              ---------------
                                                 $  481,360
                                              ===============

Rent expense for 1996 (October 17, 1995 to June 30, 1996 and July 1, 1995 to October 16, 1995), 1995 and 1994 was $98,093, $31,927, $278,449 and $359,884,
respectively.

10.  Income Taxes

At June 30, 1996, the Company had net operating loss carryforwards of approximately $16,046,000 for federal income tax purposes and approximately $9,422,000 for state income tax purposes. These carryforwards will begin expiring in 1998 unless previously utilized. In addition, the Company has federal research and development credits of approximately $136,000 which expire in 2004 and 2008. The use of these carryforwards in any one year will be limited as a result of changes in ownership, as defined by Section 382 and 383 of the

                        American Film Technologies, Inc.

10.  Income Taxes (continued)

Internal Revenue Code, of the Company during fiscal 1993 and 1995. As a result of these changes, the net operating losses incurred and tax credits generated prior to the first date of change will be subject to an annual limitation of approximately $6,500 and those generated prior to the second date of change will be subject to an annual limitation of approximately $146,000. As a result of these limitations, roughly $14,585,000 of federal and $7,965,000 of state net operating losses, and $136,000 of credits cannot be utilized.

As indicated in Note 1, additional shares were issued on the Effective Date of the Plan. The Company believes this will cause another ownership change. As a result of this second ownership change, net operating losses incurred between the two ownership change dates will be limited to approximately $169,000 per year.

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           June 30,
                                                   1996             1995
                                               --------------------------------
Depreciation                                    $    -          $     958,000
Film library amortization                            250,000          279,000
Reserves                                             105,000          370,000
Net operating loss carryforwards                     584,000        1,110,000
Other                                                202,000          206,000
                                               --------------------------------
Total deferred tax assets                          1,141,000        2,923,000
Valuation allowance for deferred tax assets       (1,141,000)      (2,923,000)
                                               --------------------------------
Net deferred tax asset                          $    -          $     -
                                               ================================

11.  Lawsuit Settlement

In January 1993, a suit was instituted against the Company by Joseph M. Taritero in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages of $892,000. The Company has settled with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the Effective Date, $75,000 was paid in April 1996 and the remaining $75,000 is to be paid twelve months from the Effective Date.

                        American Film Technologies, Inc.

12.  Stockholders' Equity (Deficit)

Stock Options

In accordance with the terms of the Plan, all prepetition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 15,700,000 shares as of June 30, 1996 and 2,450,000 shares as of June 30, 1995. The options contain an exercise price per share in the range of $0.01 to $0.176. As of June 30, 1996 and 1995, vested options total 5,200,000 and 2,450,000, respectively.

Included in the stock options at June 30, 1996 mentioned above are options related to the employment agreement of Gerald Wetzler, the Company's Chairman and CEO, which was entered into in January 1996. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.0628. The options become exercisable on a cumulative basis each month at the rate of 1 2/3%. At June 30, 1996, 1,000,000 options were vested and exercisable. The options terminate on January 1, 2006. Compensation expense of $120,000 was recognized in 1996 related to these options.

On June 17, 1996, the Company also entered into an agreement with Gerald Wetzler whereby Mr. Wetzler purchased, for a fee of $200,000 (which was the deemed fair value), an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. The option gives the right to purchase up to 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share. If the Company does not, at the time of exercise, have sufficient shares of common stock authorized to exercise the option, Mr. Wetzler shall have the right to purchase 10,000,000 shares of the Company's authorized but unissued convertible preferred stock at an exercise price of $0.24 per share. The option expires on June 17, 1998.

Also included in the stock options at June 30, 1996 mentioned above are options granted to Larry King, a member of the Board of Directors, pursuant to an agreement dated February 9, 1996. Under the terms of the agreement, the Company granted an option to purchase 2.0 million shares of the Company's $0.002 par value common stock at an exercise price of $0.01. The options vest and become exercisable upon consummation of a financing arrangement within a two year period from the date of grant. At June 30, 1996, no options were vested or exercisable. The options terminate on February 9,1998. Upon consummation of a financing arrangement in accordance with the terms of the agreement, the fair value of the option at the grant date ($220,000) will be treated as a financing cost.

                        American Film Technologies, Inc.

12.  Stockholders' Equity (Deficit) (continued)

Post-Petition Employee Stock Grants

As inducement and compensation to certain key employees, (who were first put on reduced work and compensation schedules and later put on administrative leave), the Company agreed to issue common stock as compensation to discourage these key employees from seeking other employment. The agreement which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These shares vested immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 1996, 742,000 shares have been set aside, of which 164,000 of these shares were issued as of the Effective Date of the Plan.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Film Technologies, Inc.


   Signature                        Title              Date


By /s/ GERALD M. WETZLER            Director           September 20, 1996
   Gerald M. Wetzler                Chief Execu-
                                    tive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                        Title                      Date


By /s/ GERALD M. WETZLER            Director           September 20, 1996
   Gerald M. Wetzler                Chief Execu-
                                    tive Officer

By /s/ EDWARD PAYNE                 Director           September 20, 1996
   Edward Payne


By /s/ DAVID ABRAHAM                Director           September 24, 1996
   David Abraham


By /s/ LARRY KING                   Director           September 26, 1996
   Larry King


By /s/ STEVEN LEFKOWITZ             Director           September 24, 1996
   Steven Lefkowitz


By /s/ JOHN KARL                    Senior             September 30, 1996
   John Karl                        Vice President,
                                    Finance and
                                    Treasurer