Form 10-Q
period 1996-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1996-11-14
CIK 819028

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                          Commission file number 1-9748
                                                 ------

                        AMERICAN FILM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           23-2359277
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                 4105 Sorrento Valley Blvd., San Diego, CA 92121
               ---------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                                 (619) 623-0830
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

As of November 10, 1996, there were 73,400,644 shares of Common Stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets


                                                                September 30,
                                                                    1996                 June 30,
Assets                                                          (unaudited)                1996
                                                               -----------              -----------
Current Assets:
  Cash                                                         $   263,288              $   338,669
  Other current assets                                              56,344                  106,254
                                                               -----------              -----------
Total current assets                                               319,632                  444,923

Equipment and software, at cost, net                               421,032                  444,459
Film library, net                                                  300,000                  337,500
Reorganization value in excess of identifiable assets, net       5,925,816                6,017,772
                                                               -----------              -----------

                                                               $ 6,966,480              $ 7,244,654
                                                               ===========              ===========

Liabilities and stockholders' equity/(deficit):
Current Liabilities:
  Notes payable:
     Other loans                                               $    12,300              $    31,357
  Accounts payable and accrued expenses                            468,307                  480,471
  Accrued compensation                                             213,327                  220,058
                                                               -----------              -----------
Total current liabilities                                          693,934                  731,886

Long term notes payable                                          1,621,228                1,634,404
                                                               -----------              -----------
Total liabilities                                                2,315,162                2,366,290

Stockholders' equity/(deficit):
Preferred stock, $.001 par value:
  Authorized shares - 10,000,000 at September 30, 1996 and
  June 30, 1996: issued and outstanding shares 0 at
  September 30, 1996 and  June 30, 1996                                  0                        0
Common stock, $.002 par value:
  Authorized shares - 90,000,000 at September 30, 1996 and
  June 30, 1996: issued and outstanding shares 70,900,644
  at September 30, 1996 and 69,567,310 at June 30, 1996            141,802                  139,135
Capital in excess of par value                                   7,461,785                7,264,453
Deferred compensation                                           (1,020,000)              (1,080,000)
Accumulated deficit                                             (1,932,269)              (1,445,224)
                                                               -----------              -----------
Total stockholders' equity/(deficit)                             4,651,318                4,878,364
                                                               -----------              -----------
                                                               $ 6,966,480              $ 7,244,654
                                                               ===========              ===========

See accompanying notes

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

             For the Three months ended September 30, 1996 and 1995

                                   (Unaudited)


                                                                   Successor               Predecessor
                                                                     Company                   Company
                                                          ------------------         -----------------

                                                               September 30,              September 30,
                                                                        1996                      1995
                                                          ------------------          -----------------

Revenues:                                                       $          0               $          0
                                                                ------------               ------------
                                                                           0                          0

Expenses:

  Compensation and benefits - administrative
    and officers                                                      99,600                     34,159
  Selling, general and administrative                                216,764                     76,828
  Interest expense                                                    30,974                     26,779
  Depreciation and amortization                                      139,707                    238,273
  Reorganization items:
    Professional fees                                                      0                     48,930
    U.S. Trustee fees                                                      0                      1,250
                                                                ------------               ------------
                                                                     487,045                    426,219
                                                                ------------               ------------

Net loss                                                        ($   487,045)              ($   426,219)
                                                                ============               ============

Net loss per share                                              ($      0.01)              ($      0.01)
                                                                ============               ============

Shares used in per share computation                              69,789,532                 30,410,802
                                                                ============               ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
             For the Three months ended September 30, 1 996 and 1995
                                   (Unaudited)

                                                                             Successor                Predecessor
                                                                               Company                    Company
                                                                        --------------             --------------
                                                                         September 30,              September 30,
               CASH FLOWS FROM OPERATION ACTIVITIES:                              1996                       1995
                                                                         -------------              -------------

Net (loss)                                                                 ($  487,045)                ($426,219)
Adjustments to reconcile net (loss) to net cash
 (used) by operating activities:
   Depreciaiton and amortization                                               139,707                   238,273
   Amortization of Deferred compensation                                        60,000
   Changes in assets and liabilities:
      Restricted cash                                                               --                (2,735,692)
      Other current assets                                                      49,910                    (3,357)
      Accounts payable and accrued expenses                                    (12,165)                   28,118
      Accrued compensation                                                      (6,731)                       --
                                                                           -----------               -----------
Net cash fused) by operating activities                                       (256,324)               (2,898,877)

Cash Flows From Investing Activities:                                               --                        --
                                                                           -----------               -----------

Net cash provided (used) by investing activities                                     0                         0

Cash Flows From Financing Activities:
   Principal payments on notes payable - bank                                       --                  (250,000)
   Principal payments on notes payable - other                                (119,057)                       --
   Proceeds from notes payable - other                                              --                   503,000
   Proceeds from sale of common stock                                          200,000                        --
   Proceeds from common stock subscriptions                                         --                 2,739,100
                                                                           -----------               -----------
Net cash provided by financing activities                                      180,943                 2,992,100

Net increaseAdecrease) in cash                                                 (75,381)                   93,223
Cash, beginning of period                                                      338,669                    10,584
                                                                           -----------               -----------
Cash, end of period                                                        $   263,288               $   103,807

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                 $     4,708               $         0

  Reduction of Long term debt written down against
   Reorganization value in excess of identifiable assets                   $    13,176               $         0

               See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


1.  Reorganization Under Chapter 11

Bankruptcy Proceedings and Basis of Presentation

On October 15, 1993, the Company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial, administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgment obtained before the commencement of the case. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H. J. Meyers Agreement), the Company completed a private placement for $3,460,200 and management intends to raise additional funds to finance its future operations. See the Management's Discussion and Analysis of Financial Condition and Results of Operations section for additional fund raising activities during and subsequent to the quarter ended September 30, 1996. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1997. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims of any class of creditors that are provided for in the Company's Plan of Reorganization. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Reporting" below. The only effect of the bankruptcy proceedings reflected in the accompanying financial statements as of September 30, 1995 is that "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statements of Operations.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


Plan of Reorganization

Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

                  Estimated
Class of          Amount of
claims            claim             Distribution under the Plan                         Status
---------         ----------        ---------------------------                         ------
Class 1 -         $86,000           Cash payment in full on effective                   Unimpaired
Employee                            date.
Priority claim

Class 2 -         $80,000           Cash payment on Distribution Date or, at            Unimpaired
Priority                            the Company's discretion, over six years
Claims                              plus interest

Class 3 -         $623,000          Cash payment on the effective date plus             Unimpaired
Comerica                            interest and reasonable legal fees
Claims

Class 4 -         $500,000          Cash payment plus interest on the effective         Unimpaired
Secured                             date
Claims

Class 5 -         $122,000          $110,000 cash payment plus accrued interest         Impaired
DIP                                 on effective date and remainder in one year
Financing                           note.
Claims

Class 6 -         $  6,000          Cash payment in full on effective date              Unimpaired
Convenience
Claims

Class 7 -         $1,650,000        Unsecured five year notes in full amount of         Impaired
Unsecured                           allowed claim, with interest at 7%.
Claims

Class 8 -             N/A           $10 cash on effective date. Unexercised             Impaired
Preferred                           Series B and the Series C and D voting
Stock                               convertible preferred stock interests will
Interests                           be canceled

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


                  Estimated
Class of          Amount of
claims            claim             Distribution under the Plan                         Status
---------         ----------        ---------------------------                         ------
Class 9 -             N/A           Retained, subject to dilution                       Impaired
Common
Stock Interests

Class 10 -            N/A           Canceled                                            Impaired
Other Equity
Interests

The above Class 7 unsecured Claim does not include the Class 7 Claim of Joseph Taritero which has been compromised pursuant to the provisions of a prior Stipulation and Order (see Note 4).

A claim becomes impaired when the legal, contractual or equitable right of such claim is altered, modified or changed by the proposed treatment under the Plan.

H. J. Meyers Agreement

On May 3, 1995, the Company executed an agreement with H. J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option, as of May 30, 1995, to purchase common stock from the Company for $3,000,000 which would provide Meyers up to 51% of the outstanding shares. Upon approval of the agreement by the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non-refundable fee of $150,000 for the option. The agreement required Meyers to pay $3,000,000 to the Company upon the effective date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors", as that term is defined by the Securities Act of 1933. The proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan discussed below.

The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the effective date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company file a registration statement with the SEC covering the reoffer and resale of its shares (up to 38,982,508). Notwithstanding the foregoing, if at any time prior to exercise of the demand registration right the Company receives a Letter of Intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. On March 28, 1996, the Company entered into a letter of intent with H. J. Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the Nasdaq Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

The new stockholders also have a right to register their shares in any offering of the Company stock (a "piggy-back" right). The amount of stock the new shareholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. The existence of these rights could adversely impact the future price of the common stock or the ability of the Company to raise additional equity capital.

To enable the Company to fund certain obligations prior to the effective date of the Plan, on July 28, 1995 Meyers arranged a $500,000 bridge loan to the Company with interest at 8% plus common stock at the rate of one half share for every dollar of bridge loan. The loans were convertible into common stock at the same rate as the private placement to the accredited investors. On the effective date, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. The $500,000 bridge loan is included in Class 4 - Secured Claims mentioned above.

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying pro forma balance sheet as of the effective date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement of 56% of its common stock which was completed on the effective date. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment, software and film library have been recorded at their approximate fair value. Long term debt consists of pre-petition liabilities and will be paid out subject to the terms of the Plan.

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                                                 (1)              (2)
                                                                              H.J Meyers             Fresh      Reorganized
                                                               Prior to          Private             Start          Balance
Assets                                                   Reorganization        Placement       Adjustments            Sheet
                                                         ---------------   -------------    --------------    -------------
Current Assets:
  Cash                                                   $    115,721      $  2,960,200      $          0      $  3,075,921
  Restricted cash                                           2,960,200        (2,960,200)                0                 0
  Accounts receivables                                              0                 0                                   0
  Other current assets                                         36,493                                                36,493
                                                         ------------      ------------      ------------      ------------
Total current assets                                        3,112,414                 0                 0         3,112,414

Equipment and software, at cost, net                          755,253                            (305,253)          450,000
Leasehold improvement, net                                     64,740                                                64,740
Film library, net                                              55,380                             394,620           450,000
                                                         ------------      ------------      ------------      ------------
Property and equipment, net                                   875,373                 0            89,367           964,740

Reorganization value in excess of
   identifiable assets                                              0                           6,237,264         6,237,264
                                                         ------------      ------------      ------------      ------------

Total assets                                             $  3,987,787      $          0      $  6,326,631      $ 10,314,418
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

Stockholders'equity/(deficit):
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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


2. Summary of Significant Accounting Policies

The Company's principal business is the production of color versions of motion pictures and television programs originally produced in black-and-white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

Consolidation

The consolidated financial statements include the accounts of Midtech de Mexico, S.A. de C.V., the Company's wholly-owned Mexican subsidiary. All intercompany transactions have been eliminated in consolidation.

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

The Company recognizes revenue on its distribution business on the accrual basis. Based on the ratings received, revenue projections received from the distributors and experience, the Company estimates the revenue to be recognized each quarter.

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

Production Costs - Excluding Depreciation and Amortization

Cost of sales includes direct salaries and related benefits of production personnel and an allocation of overhead and material costs used in the coloring and animation processes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


Film Library

Costs incurred in creating the Film Library include direct salaries and related benefits of production personnel charged to specific coloring projects, an allocation of overhead and costs of materials used in the coloring process. Costs are charged to Film Library using the same system the Company maintains for calculating cost of coloring films for customers. The Film Library is being amortized using the straight line method over a three year period.

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended September 30, 1996 and 1995, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

Income Taxes

Income taxes have been provided for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.

3. Reorganization value in excess of identifiable assets

In accordance with Statement of Position (SOP) 90-7, upon the effective date, $6,237,264 of the reorganization value of the Company was not attributable to specific tangible or identified intangible assets and has been classified as an intangible asset. While the estimated reorganization value of the Company has been preliminarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy Court will also cause this "reorganization value" account to be adjusted accordingly. Reorganization value in excess of identifiable assets is as follows:

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)


                                                            September 30, 1996
                                                            ------------------
Reorganization value in excess of identifiable assets           $6,214,676
less accumulated amortization                                      288,860
                                                                ----------
                                                                $5,925,816
                                                                ==========

The related amortization for the quarter ended September 30, 1996 was $78,780.

4.  Lawsuit Settlement

In January 1993, a suit was instituted against the Company by Joseph M. Taritero in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages of $892,000. The Company has settled with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the effective date, $75,000 was paid in April 1996 and the remaining $75,000 was paid in October 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Overview and Reorganization.

         On October 15, 1993, the Company filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company raised $3.46 million in new capital in exchange for the issuance of common stock representing approximately 56% if its total outstanding common stock. The Company emerged from bankruptcy under Fresh Start Reporting as promulgated by Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. For a detailed discussion of the bankruptcy proceedings, see Note 1 in the Notes To Condensed Consolidated Financial Statements.

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

         Since emerging from bankruptcy, the Company has actively pursued new product development and opportunities, as well as strategic alliances, partners and other sources of financing. Related to those efforts, during the quarter ended September 30, 1996 the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. Subsequent to the quarter ended September 30, 1996, the Company issued 2,500,000 shares of its Common Stock for an aggregate cash purchase price of $375,000.

         The Company is in discussions with other potential investors regarding the purchase of equity securities or other investments in the Company, however, there can be no assurance that any transaction can be negotiated or, if negotiated, that such a transaction can be consummated.

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

Results of Operations.

         The operations of the Company for the periods ended September 30, 1996 (Successor Company) and September 30, 1995 (Predecessor Company) were significantly affected by the cessation of production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended September 30, 1996 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarters ended September 30, 1996 and 1995, the Company recorded net interest expense of approximately $31,000 and $27,000 respectively. The total for the period ended September 30, 1996 includes $2,000 of interest income.

         For the quarters ended September 30, 1996 and 1995, the Company recorded compensation and benefits for its administration and officers of approximately $100,000 and $34,000 respectively. The increase for the period ended September 30, 1996 is primarily due to $60,000 of amortization expense related to the Deferred Compensation under Gerald Wetzler's compensation agreement.

         For the quarters ended September 30, 1996 and 1995, the Company recorded selling, general and administrative expenses of approximately $217,000 and $77,000 respectively. The increase at September 30, 1996 is primarily due to insurance, legal fees related to the Company's patents, a reduction of an accrued legal fee in the September 30, 1995 period and a sales tax refund received in the September 30, 1995 period which was netted against expenses.

         For the quarters ended September 30, 1996 and 1995, the Company recorded depreciation and amortization expense of approximately $140,000 and $238,000 respectively. Depreciation expense for the period ended September 30, 1996 is based on Fresh Start Accounting, which among other things, includes a restatement of all assets and liabilities to approximate their fair value as of the date of reorganization.

         For the quarters ended September 30, 1996 and 1995, the Company had a net loss of approximately $487,000 and $426,000 respectively, or $0.01 cent per share for each period.

Liquidity and Capital Resources.

          In connection with the Plan, the Company completed a private placement of $3.46 million. During the fiscal year ended June 30, 1996, the Company entered into a stock option agreement with Gerald Wetzler, its Chairman and CEO, whereby Mr. Wetzler purchased for a fee of $200,000 (which was deemed fair value) an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock.

         During the quarter ended September 30, 1996, the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. Subsequent to the quarter ended September 30, 1996, the Company issued 2,500,000 shares of its Common Stock for an aggregate cash purchase price of $375,000. The Company believes these funds will be sufficient to last through February 1997.

         The funds raised in the private placements, as well as the additional funds raised are essential for the Company to continue operations. The Company will be required to raise additional financing to fund operations past February 1997 and no assurances can be made that such additional financing will occur. As noted above, the Company has entered into a Letter of Intent with H. J. Meyers & Co., Inc. for the purpose of raising additional capital through a public offering.

                           PART II : OTHER INFORMATION

Item 1. Legal Proceedings

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

         The Company had no funds to defend the action and had not retained counsel to do so, and in May 1995, a default judgment was entered against the Company for compensatory damages of $892,000 on a breach of contract. In accordance with the Stipulation and Order from the Bankruptcy Court, the Company agreed to a full and final settlement with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the Effective Date, $75,000 was paid in April 1996 and the remaining $75,000 was paid in October 1996. The Company and Mr. Taritero have executed mutual general releases each in favor of the other. Mr. Taritero also received a compensatory damage award of $892,000 and a punitive damage award of $8,125,000 for fraud solely against the former directors and officers of the Company. The Company does not intend to report on this matter any further.

Item 2.  Changes In Securities

         Sale of Unregistered Securities - In September 1996, the Company issued 1,333,334 shares of its Common Stock (the "Shares") in a private placement to two investors for an aggregate purchase price of $200,000. The Shares were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act. Subsequent to the quarter ended September 30, 1996, the Company issued in a private placement an additional 2,500,000 shares of Common Stock to two investors for an aggregate purchase price of $375,000. These sales were also consummated without the benefit of an effective registration statement under the Act based upon the private placement exemptions issued under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As a result of the Plan, as of the Effective Date of the Plan, the Company adopted "fresh start" accounting, which reflects the payment or discharge of certain debts in accordance with the Plan. "Fresh start accounting" allows a reorganized entity to reflect its reorganization value, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company is eliminated and its capital structure is recast in conformity with the Plan.

         In October 1996, the Company elected Porter Bibb to its Board of Directors to fill an existing vacancy created by the resignation of David Abraham. Mr. Bibb is a Managing Director at Ladenburg, Thalman & Co., Inc., a New York based investment banking concern. A senior investment banker specializing in media, entertainment and technology, Mr. Bibb is also the author of It Ain't As Easy As It Looks, a best selling biography of Ted Turner. He is currently writing a history of the Bronfman family dynasty for William Morrow & Co.

Item 6.  Exhibits and Reports on Form 8-K

         10.17 Stock purchase agreement dated September 18, 1996 between the Company and Morris Himmel.

         10.18 Registration undertaking agreement dated September 18, 1996 between the Company and Morris Himmel.

         10.19 Stock purchase agreement dated September 18, 1996 between the Company and James Inglis.

         10.20 Registration undertaking agreement dated September 18, 1996 between the Company and James Inglis.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.



Date:  November 10, 1996               By:  /s/ Gerald M. Wetzler //
      --------------------                 -------------------------
                                           Gerald M. Wetzler,
                                           Chairman, Chief Executive Officer



Date:  November 10 , 1996             By:  /s/ John J. Karl //
      -------------------                  --------------------
                                           John J. Karl,
                                           Principal Accounting Officer