Form 10-Q
period 1996-12-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1997-02-14
CIK 819028

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended December 31, 1996.
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the Transition Period from ________ to ________

                          Commission file number 1-9748
         -------------------------------------------------------------

                        AMERICAN FILM TECHNOLOGIES, INC.
         -------------------------------------------------------------
               (Exact name of registrant as specified its charter)

                  Delaware                      23-2359277
         -------------------------------------------------------------
         (State or other juridiction of   (IRS Employer Identification
         incorporation or organization)    Number)

                 4105 Sorrento Valley Blvd., San Diego, CA 92121
         -------------------------------------------------------------
                    (Address of principal executive offices)

                Registrant's telephone number including area code
                                 (619) 623-0830
         -------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                              -----           -----

         As of February 4, 1997, there were 73,400,644 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                             December 31,            June 30,
                                                                     1996                1996
                                                             ------------         -----------
                                                              (unaudited)
Assets

Current Assets:
  Cash                                                           $247,025            $338,669
  Other current assets                                            236,256             106,254
                                                               ----------          ----------
Total current assets                                              483,281             444,923

Equipment and software, at cost, net                              397,606             444,459
Film library, net                                                 262,500             337,500
Reorganization value in excess of identifiable assets, net      5,847,035           6,017,772
                                                               ----------          ----------
                                                               $6,990,422          $7,244,654
                                                               ==========          ==========

Liabilities and stockholders' equity:
Current Liabilities:
  Notes payable:
     Current portion of long-term notes payable                  $405,307                  $0
     Other loans                                                  173,176              31,357
  Accounts payable and accrued expenses                           449,868             480,471
  Accrued compensation                                            150,204             220,058
                                                               ----------          ----------
Total current liabilities                                       1,178,555             731,886
                                                               ----------          ----------

Long-term notes payable                                         1,215,921           1,634,404
                                                               ----------          ----------
Total liabilities                                               2,394,476           2,366,290

Stockholders' equity:
Preferred stock, $.001 par value:
     Authorized shares - 10,000,000 at December 31, 1996 and
     June 30, 1996: issued and outstanding shares 0 at
     December 31, 1996 and  June 30, 1996                               0                   0
Common stock, $.002 par value:
     Authorized shares - 90,000,000 at December 31, 1996 and
     June 30, 1996: issued and outstanding shares 73,400,644
     at December 31, 1996 and 69,567,310 at June 30, 1996         146,802             139,135
Capital in excess of par value                                  7,831,785           7,264,453
Deferred compensation                                            (960,000)         (1,080,000)
Accumulated deficit                                            (2,422,641)         (1,445,224)
                                                               ----------          ----------
Total stockholders' equity                                      4,595,946           4,878,364
                                                               ----------          ----------
                                                               $6,990,422          $7,244,654
                                                               ==========          ==========

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                   For the Three months ended December 31, 1996 and     For the Six months ended December 31, 1996
                                   December 31, 1995                                    and December 31, 1995

                                       Successor        Successor     Predecessor          Successor        Successor   Predecessor
                                         Company          Company         Company            Company          Company       Company
                                    ------------     ------------    ------------       ------------     ------------   -----------
                                                      October 17,      October 1,                         October 17,       July 1,
                                                          1995 to         1995 to                             1995 to       1995 to
                                    December 31,     December 31,     October 16,       December 31,     December 31,   October 16,
                                            1996             1995            1995               1996             1995          1995
                                    ------------     ------------    ------------       ------------     ------------   -----------
Revenues:

  Distribution revenues                       $0               $0              $0                 $0               $0            $0
                                    ------------     ------------    ------------       ------------     ------------   -----------
                                               0                0               0                  0                0             0

Expenses:

  Compensation and benefits -
    administrative and officers          100,818           37,133         229,670            200,418           37,133       263,829
  General and administrative             219,076          253,213          20,280            435,838          253,213        97,108
  Interest expense, net                   30,774           14,137           6,353             61,748           14,137        33,132
  Depreciation and amortization          139,707          113,447               0            279,414          113,447       238,273
  Reorganization items:
    Fresh start adjustments                    0                0      (6,326,258)                 0                0    (6,326,258)
    Professional fees                          0                0          16,500                  0                0        65,430
    U.S. Trustee fees                          0                0               0                  0                0         1,250
                                    ------------     ------------    ------------       ------------     ------------   -----------
                                         490,375          417,930      (6,053,455)           977,418          417,930    (5,627,236)
                                    ------------     ------------    ------------       ------------     ------------   -----------
Net income/(loss)                      ($490,375)       ($417,930)     $6,053,455          ($977,418)       ($417,930)   $5,627,236
                                    ============     ============    ============       ============     ============   ===========

Net income/(loss) per share               ($0.01)          ($0.01)          $0.19             ($0.01)          ($0.01)        $0.17
                                    ============     ============    ============       ============     ============   ===========

Shares used in per share computation  72,567,311       69,557,310      32,232,802         71,178,421       69,557,310    32,232,802
                                    ============     ============    ============       ============     ============   ===========

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Successor            Successor       Predecessor
                                                                Company              Company           Company
                                                           ------------         ------------      ------------
                                                             Six months          October 17,           July 1,
                                                                  ended              1995 to           1995 to
                                                           December 31,         December 31,       October 16,
CASH FLOWS FROM OPERATION ACTIVITIES:                              1996                 1995              1995
                                                           ------------         ------------      ------------
Net income/(loss)                                             ($977,418)           ($417,930)       $5,627,236
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciaiton and amortization                               279,414              113,447           238,273
    Amortization of deferred compensation                       120,000
    Fresh start adjustments                                                                         (6,326,258)
    Change in estimate to Liabilities subject to compromise
    Changes in assets and liabilities:
        Restricted cash                                               0                    0            15,322
        Other current assets                                   (130,002)            (109,764)           86,913
        Accounts payable and accrued expenses                  (100,457)          (1,039,757)          210,651
        Adjustment to long-term notes payable                                         55,729
        Adjustment to Reorganization value in excess of
           identifable asset account                                                 (65,150)
                                                           ------------         ------------      ------------
Net cash (used) by operating activities                        (808,463)          (1,463,425)         (147,863)

Cash Flows From Investing Activities:
                                                                      -                    -                 -
Net cash provided (used) by investing activities                      0                    0                 0

Cash Flows From Financing Activities:
    Principal payments on notes payable - bank                        0             (348,385)         (250,000)
    Principal payments on notes payable - other                 (65,025)            (332,503)
    Proceeds from notes payable - other                         206,844              101,263           503,000
    Proceeds from common stock subscriptions                                                         2,960,200
    Proceeds from sale of common stock                          575,000
                                                           ------------         ------------      ------------
Net cash provided (used) by financing activities                716,819             (579,625)        3,213,200

Net increase (decrease) in cash                                 (91,644)          (2,043,050)        3,065,337
Cash, beginning of period                                       338,669            3,075,921            10,584
                                                           ------------         ------------      ------------
Cash, end of period                                            $247,025           $1,032,871        $3,075,921

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                        $58,302             $143,200

Reduction of long-term notes payable written down against
  Reorganization value in excess of identifiable asset          $13,176

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)


1.  Reorganization Under Chapter 11

Bankruptcy Proceedings and Basis of Presentation

On October 15, 1993, the Company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H. J. Meyers Agreement), the Company completed a private placement for $3,460,200 and management intends to raise additional funds to finance its future operations. See the Management's Discussion and Analysis of Financial Condition and Results of Operations section for additional fund raising activities during and subsequent to the quarter ended December 31, 1996. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1997. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims of any class of creditors that are provided for in the Company's Plan of Reorganization. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Reporting" below. The only effect of the bankruptcy proceedings reflected in the accompanying financial statements is for the period July 1, 1995 to October 16, 1995. "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statements of Operations.


Plan of Reorganization

 Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:


                  Estimated
Class of          Amount of
claims            claim             Distribution under the Plan                    Status
------            -----             ---------------------------                    ------
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

Class 9 -             N/A           Retained, subject to dilution                   Impaired
Common
Stock Interests

Class 10 -            N/A           Canceled                                        Impaired
Other Equity
Interests

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)


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

Fresh Start Reporting

Under the provision of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the following balance sheet as of the effective date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the following consolidated balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement of 56% of its common stock which was completed on the effective date. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment, software and film library have been recorded at their approximate fair value. Long-term debt consists of pre-petition liabilities and will be paid out subject to the terms of the Plan.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)

         The effect of the Plan on the Company's audited consolidated balance sheet at October 17, 1995 (the Effective Date) was as follows:

                                                                      (1)              (2)
                                                                    H.J Meyers             Fresh      Reorganized
                                                     Prior to          Private             Start          Balance
Assets                                         Reorganization        Placement       Adjustments            Sheet
                                               --------------   --------------    --------------   --------------
Current Assets:
  Cash                                               $115,721       $2,960,200                $0       $3,075,921
  Restricted cash                                   2,960,200       (2,960,200)                                 0
  Accounts receivables                                      0                                                   0
  Other current assets                                 36,493                                              36,493
                                               --------------   --------------    --------------   --------------
Total current assets                                3,112,414                0                 0        3,112,414

Equipment and software, at cost, net                  755,253                           (305,253)         450,000
Leasehold improvement, net                             64,740                                              64,740
Film library, net                                      55,380                            394,620          450,000
                                               --------------   --------------    --------------   --------------
Property and equipment, net                           875,373                0            89,367          964,740

Reorganization value in excess of
   identifiable assets                                      0                          6,237,264        6,237,264
                                               --------------   --------------    --------------   --------------
Total assets                                       $3,987,787               $0        $6,326,631      $10,314,418
                                               ==============   ==============    ==============   ==============

Liabilities and stockholders' equity/(deficit) Current Liabilities:
  Notes payable:
     Bank Loans - in default                         $348,385                                            $348,385
     Other loans                                      622,300         (300,000)                           322,300
  Accounts payable and accrued expenses             1,470,705                                350        1,471,055
  Accrued compensation                                729,376                                             729,376
                                               --------------   --------------    --------------   --------------
Total current liabilities                           3,170,766         (300,000)              350        2,871,116

Notes payable                                               0                          1,642,234        1,642,234
Liabilities subject to compromise                   1,642,211                         (1,642,211)               0

Stockholders'equity/(deficit):
Preferred stock                                           695                               (695)               0
Common stock                                           60,821           78,294                            139,115
Capital in excess of par value                     13,526,768        3,181,906       (11,046,721)       5,661,953
Accumulated deficit                               (17,373,674)                        17,373,674                0
Subscription payable                                2,960,200       (2,960,200)                                 0
                                               --------------   --------------    --------------   --------------
Total liabilities and stockholders' equity/(de     $3,987,787               $0        $6,326,631      $10,314,418
                                               ==============   ==============    ==============   ==============

(1) To record the effects of the H. J. Meyers Private Placement Plan. Subsequent to October 17, 1995, the Company received an additional $200,000 from subscriptions related to the Private Placement.
(2) To record assets, liabilities and capital at their fair value pursuant to Fresh Start Reporting and eliminate any retained deficit.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)



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

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarter ended December 31, 1996 and the period October 17, 1995 to December 31, 1995, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (UNAUDITED)

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


                                                              December 31, 1996
                                                              -----------------
Reorganization value in excess of identifiable assets                $6,214,676
less accumulated amortization                                           367,641
                                                                     ----------
                                                                     $5,847,035
                                                                     ==========

The related amortization for the quarter ended and six month period ended December 31, 1996 was $78,780 and $157,560, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

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

         Since emerging from bankruptcy, the Company has actively pursued new product development and opportunities, as well as strategic alliances, partners and other sources of financing. Related to those efforts, during the quarter ended September 30, 1996 the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. During the quarter ended December 31, 1996, the Company issued 2,500,000 shares of its Common Stock for an aggregate cash purchase price of $375,000.

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

Results of Operations.

         The operations of the Company for the period ended December 31, 1996 (Successor Company), for the period October 17, 1995 to December 31, 1995 (Successor Company) and for the period July 1, 1995 to October 16, 1995 (Predecessor Company) were significantly affected by the cessation of production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended December 31, 1996 and for the period October 17, 1995 to December 31, 1995 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended December 31, 1996 the Company recorded net interest expense of approximately $31,000 as compared to $14,000 for the period October 17, 1995 to December 31, 1995. Interest income for the quarter ended December 31, 1996 was $3,000 as compared to $23,000 for the period October 17, 1995 to December 31, 1995. For the six month period ended December 31, 1996, the Company recorded net interest expense of $62,000, including $5,000 of interest income.

         For the quarter ended December 31, 1996, the Company recorded compensation and benefits for its administration and officers of approximately $101,000 as compared to $37,000 for the period October 17, 1995 to December 31, 1995. The increase over the period October 17, 1995 to October 31, 1995 is due to $60,000 of amortization expense related to the deferred compensation under Gerald Wetzler's compensation agreement. For the six month period ended December 31, 1996, compensation and benefits for its administration and officers totaled approximately $200,000, including $120,000 of amortization expense related to the deferred compensation under Gerald Wetzler's compensation agreement.

         For the quarter ended December 31, 1996, the Company recorded selling, general and administrative expenses of approximately $219,000 as compared to $253,000 for the period October 17, 1995 to December 31, 1995. For the six month period ended December 31, 1996, selling, general and administrative expenses totaled approximately $436,000.

         For the quarter ended December 31, 1996, the Company recorded depreciation and amortization expense of approximately $140,000 as compared to $113,000 for the period October 17, 1995 to December 31, 1995. For the six month period ended December 31, 1996, depreciation and amortization expense totaled approximately $279,000. Depreciation and amortization expense for these periods is based on Fresh Start Accounting, which among other things, includes a restatement of all assets and liabilities to approximate their fair value as of the date of reorganization.

         For the quarter ended December 31, 1996 the Company had a net loss of approximately $490,000, or $0.01 per share, as compared to a net loss of $418,000. or $0.01 per share for the period October 17, 1995 to December 31, 1995. For the six month period ended December 31, 1996, the Company had a net loss of approximately $977,000, or $0.01 per share.

Liquidity and Capital Resources.
--------------------------------

          In connection with the Plan, the Company completed a private placement of $3.46 million. During the fiscal year ended June 30, 1996, the Company entered into a stock option agreement with Gerald Wetzler, its Chairman and CEO, whereby Mr. Wetzler purchased for a fee of $200,000 (which was deemed fair value) an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. Subsequent to the quarter ended December 31, 1996, the Company entered into an additional stock option agreement with Mr. Wetzler, whereby Mr. Wetzler purchased for a fee of $200,000 (which was deemed fair value) an option to acquire up to 10 million shares of the Company's common stock. This option would be exercisable upon shareholder approval for the increase in the number of authorized shares and the filing of an amendment to the Company's certificate of incorporation reflecting the foregoing.

         During the quarter ended September 30, 1996, the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. During the quarter ended December 31, 1996, the Company issued 2,500,000 shares of its Common Stock for an aggregate cash purchase price of $375,000.

         The Company believes the funds received during the quarter ended December 31, 1996 from the stock issuance and the funds received from the $200,000 stock option fee subsequent to the quarter ended December 31, 1996 will be sufficient to last through May 1997.

         The funds raised in the private placements, as well as the additional funds raised are essential for the Company to continue operations. As noted above, the Company has entered into a Letter of Intent with H. J. Meyers & Co., Inc. for the purpose of raising additional capital through a public offering. The Company will be required to raise additional financing to fund operations past May 1997 and no assurances can be made that such additional financing will occur.


                           PART II : OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

         None.

Item 2.  Changes In Securities
-------  ---------------------

         Sale of Unregistered Securities - In September 1996, the Company issued 1,333,334 shares of its Common Stock (the "Shares") in a private placement to two investors for an aggregate purchase price of $200,000. The Shares were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act. During the quarter ended December 31, 1996, the Company issued in a private placement an additional 2,500,000 shares of Common Stock to two investors for an aggregate purchase price of $375,000. These sales were also consummated without the benefit of an effective registration statement under the Act based upon the private placement exemptions issued under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

Item 5.  Other Information
-------  -----------------

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         10.21 Stock purchase agreement dated October 21, 1996 between the Company and Porter Bibb.

         10.22 Registration undertaking agreement dated October 21, 1996 between the Company and Porter Bibb.

         10.23 Stock purchase agreement dated October 28, 1996 between the Company and AFT Investments, a California general partnership.

         10.24 Registration undertaking agreement dated October 28, 1996 between the Company and AFT Investments, a California general partnership.

         10.25 Five year stock option agreement dated October 17, 1996 between the Company and Ed Payne.

         10.26 Five year stock option agreement dated October 17, 1996 between the Company and Steven Lefkowitz.

         10.27 Five year stock option agreement dated October 17, 1996 between the Company and Porter Bibb.

         10.28 Five year stock option agreement dated October 15, 1996 between the Company and Milton Rich.

         10.29 Five year stock option agreement dated October 15, 1996 between the Company and Sheldon Jacobs.

         10.30 Stock option agreement dated January 3, 1997 between the Company and Gerald Wetzler.

         10.31 Five year stock option agreement dated November 20, 1996 between the Company and Porter Bibb.

         10.32 Five year stock option agreement dated November 20, 1996 between the Company and Harvey Finkel.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.



Date:  February 4, 1997              By:  /s/ Gerald M. Wetzler //
       -------------------                -------------------------
                                              Gerald M. Wetzler,
                                              Chairman, Chief Executive Officer



 Date:  February 4, 1997              By:  /s/ John J. Karl //
        -----------------                  --------------------
                                               John J. Karl,
                                               Principal Accounting Officer