Form 10-Q
period 1997-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1997-05-15
CIK 819028

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended March 31, 1997.
                                       or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange   Act of 1934, for the Transition Period from ________ to _____

                          Commission file number 1-9748
        ----------------------------------------------------------------

                        AMERICAN FILM TECHNOLOGIES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                         23-2359277
        ----------------------------------------------------------------
        (State or other jurisdiction of    (IRS Employer Identification
        incorporation or organization)     Number)

                 4105 Sorrento Valley Blvd., San Diego, CA 92121
        ----------------------------------------------------------------
                    (Address of principal executive offices)

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

                           Yes     X                 No
                                -------                 -------

         As of May 9, 1997, there were 73,450,644 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets


                                                                          March 31,             June 30,
                                                                               1997                 1996
                                                                       ------------          -----------
Assets                                                                  (unaudited)
Current Assets:
  Cash                                                                     $191,554             $338,669
  Other current assets                                                      181,829              106,254
                                                                       ------------          -----------
Total current assets                                                        373,383              444,923

Equipment and software, at cost, net                                        374,179              444,459
Film library, net                                                           225,000              337,500
Reorganization value in excess of identifiable assets, net                5,768,255            6,017,772
                                                                       ------------          -----------

                                                                         $6,740,817           $7,244,654
                                                                       ============          ===========

Liabilities and stockholders' equity:
Current Liabilities:
  Notes payable:
     Current portion of long-term notes payable                            $405,307                   $0
     Other loans                                                            104,225               31,357
  Accounts payable and accrued expenses                                     472,797              480,471
  Accrued compensation                                                      138,327              220,058
                                                                       ------------          -----------
Total current liabilities                                                 1,120,656              731,886

Long-term notes payable                                                   1,315,921            1,634,404
                                                                       ------------          -----------
Total liabilities                                                         2,436,577            2,366,290

Stockholders' equity:
Preferred stock, $.001 par value:
     Authorized shares - 25,000,000 at March 31, 1997 and
     10,000,000 at June 30, 1996: issued and outstanding shares -
     0 at March 31, 1997 and  June 30, 1996                                       0                    0
Common stock, $.002 par value:
     Authorized shares - 225,000,000 at March 31, 1997 and
     90,000,000 at June 30, 1996: issued and outstanding shares -
     73,450,644 at March 31, 1997 and 69,567,310 at June 30, 1996           146,902              139,135
Capital in excess of par value                                            8,036,686            7,264,453
Deferred compensation                                                      (900,000)          (1,080,000)
Accumulated deficit                                                      (2,979,348)          (1,445,224)
                                                                       ------------          -----------
Total stockholders' equity                                                4,304,240            4,878,364
                                                                       ------------          -----------
                                                                         $6,740,817           $7,244,654
                                                                       ============          ===========

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                               For the Three months ended March 31, 1997 and     For the Nine months ended March 31, 1997 and
                                               March 31, 1996                                 March 31, 1996

                                          Successor       Successor               Successor        Successor      Predecessor
                                            Company         Company                 Company          Company          Company
                                         -----------     -----------            ------------     ------------     ------------
                                                                                                 October 17,          July 1,
                                                                                                     1995 to          1995 to
                                          March 31,       March 31,               March 31,        March 31,      October 16,
                                               1997            1996                    1997             1996             1995
                                         -----------     -----------            ------------     ------------     ------------
Revenues:

  Distribution revenues                          $0              $0                      $0               $0               $0
                                         -----------     -----------            ------------     ------------     ------------
                                                  0               0                       0                0                0

Expenses:

  Compensation and benefits -
    administrative and officers              98,382          46,222                 298,800           83,335          263,829
  General and administrative                286,858         274,197                 722,696          527,430           97,108
  Interest expense, net                      31,759          26,124                  93,507           40,261           33,132
  Depreciation and amortization             139,707         139,707                 419,121          253,154          238,273
  Reorganization items:
    Fresh start adjustments                       0               0                       0                0       (6,326,258)
    Professional fees                             0               0                       0                0           65,430
    U.S. Trustee fees                             0               0                       0                0            1,250
                                         -----------     -----------            ------------     ------------     ------------
                                            556,706         486,250               1,534,124          904,180       (5,627,236)
                                         -----------     -----------            ------------     ------------     ------------

Net income/(loss)                         ($556,706)      ($486,250)            ($1,534,124)       ($904,180)      $5,627,236
                                         ===========     ===========            ============     ============     ============

Net income/(loss) per share                  ($0.01)         ($0.01)                 ($0.02)          ($0.01)           $0.17
                                         ===========     ===========            ============     ============     ============

Shares used in per share computation     73,417,311      69,563,977              71,924,718       69,560,946       32,232,802
                                         ===========     ===========            ============     ============     ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Successor             Successor           Predecessor
                                                                              Company               Company               Company
                                                                     -----------------    ------------------    ------------------
                                                                          Nine months           October 17,               July 1,
                                                                                ended               1995 to               1995 to
                                                                            March 31,             March 31,           October 16,
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1997                  1996                  1995
                                                                     -----------------    ------------------    ------------------
Net income/(loss)                                                         ($1,534,124)            ($904,180)           $5,627,236
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciaiton and amortization                                             419,121               253,154               238,273
    Amortization of deferred compensation                                     180,000
    Fresh start adjustments                                                                                            (6,326,258)
    Changes in assets and liabilities:
        Restricted cash                                                             0                     0                15,322
        Other current assets                                                  (75,575)             (120,019)               86,913
        Accounts payable and accrued expenses                                 (89,405)           (1,430,139)              210,651
        Adjustment to long-term notes payable                                                        52,400
        Adjustment to Reorganization value in excess of
           identifable asset account                                                                (61,821)
                                                                     -----------------    ------------------    ------------------
Net cash (used) by operating activities                                    (1,099,983)           (2,210,605)             (147,863)


Cash Flows From Financing Activities:
    Principal payments on notes payable - bank                                      0              (348,385)             (250,000)
    Principal payments on notes payable - other                              (133,976)             (374,063)
    Proceeds from notes payable - other                                       206,844               140,289               503,000
    Proceeds from L/T notes payable                                           100,000
    Issuance of common stock to settle accounts payable                                               2,520
    Proceeds from common stock subscriptions                                                        125,000             2,960,200
    Proceeds from sale of common stock                                        580,000
    Proceeds from option fee for stock option                                 200,000
    Principal payment on L/T debt                                                                    (4,500)

                                                                     -----------------    ------------------    ------------------
Net cash provided (used) by financing activities                              952,868              (459,139)            3,213,200

Net increase (decrease) in cash                                              (147,115)           (2,669,744)            3,065,337
Cash, beginning of period                                                     338,669             3,075,921                10,584
                                                                     -----------------    ------------------    ------------------
Cash, end of period                                                          $191,554              $406,177            $3,075,921

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                                      $63,889              $151,842

Reduction of long-term notes payable written down against
  Reorganization value in excess of identifiable assets                       $13,176

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)


1.  Reorganization Under Chapter 11

Bankruptcy Proceedings and Basis of Presentation

On October 15, 1993, the Company filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. Under Chapter 11, substantially all pre-petition liabilities of debtors are subject to settlement under a plan of reorganization. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H. J. Meyers Agreement), the Company funded its emergence from bankruptcy through a private placement for $3,460,200 in October, 1995 (the "Meyers Private Placement). Subsequent thereto, the Company has funded its operations and overhead costs through the sale of equity and debt securities. See the Management's Discussion and Analysis of Financial Condition and Results of Operations section for additional fund raising activities during and subsequent to the quarter ended March 31, 1997. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to continue as a going concern.

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

H. J. Meyers Agreement

On May 3, 1995, the Company executed an agreement with H. J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option, as of May 30, 1995, to purchase common stock from the Company for $3,000,000 which would provide Meyers up to 51% of the outstanding shares. Upon approval of the agreement by the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non-refundable fee of $150,000 for the option. The agreement required Meyers to pay $3,000,000 to the Company upon the effective date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. The Meyers Private Placement raised an aggregate of $3,460,200 through the sale of the Company's common stock to "accredited investors", as that term is defined by the Securities Act of 1933. The proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan discussed below.

The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the effective date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company file a registration statement with the SEC covering the reoffer and resale of the shares purchased by the new shareholders (up to an aggregate amount of 38,982,508 shares). Notwithstanding the foregoing, if at any time prior to exercise of the demand registration right the Company receives a Letter of Intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. The Company received a letter of intent from Meyers in March, 1996.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

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

The Company estimated the fair value of the reorganized entity based on the proceeds received from the private placement of 56% of its common stock which was completed on the effective date. While the estimated reorganization value of the Company has been primarily allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement or adjustment. Current assets have been recorded at their book value, which the Company believes approximates fair value. Equipment, software and film library have been recorded at their approximate fair value. Long-term debt includes pre-petition liabilities and will be paid out subject to the terms of the Plan.

The effect of the Plan on the Company's audited consolidated balance sheet at October 17, 1995 (the Effective Date) was as follows:

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)


                                                                                   (1)               (2)
                                                                                  H.J Meyers             Fresh         Reorganized
                                                                 Prior to            Private             Start             Balance
Assets                                                     Reorganization          Placement       Adjustments               Sheet
                                                         ----------------    ---------------   ---------------   -----------------
Current Assets:
  Cash                                                           $115,721         $2,960,200                $0          $3,075,921
  Restricted cash                                               2,960,200         (2,960,200)                                    0
  Accounts receivables                                                  0                                                        0
  Other current assets                                             36,493                                                   36,493
                                                         -----------------   ----------------   ---------------   -----------------
Total current assets                                            3,112,414                  0                 0           3,112,414

Equipment and software, at cost, net                              755,253                             (305,253)            450,000
Leasehold improvement, net                                         64,740                                                   64,740
Film library, net                                                  55,380                              394,620             450,000
                                                         -----------------   ----------------   ---------------   -----------------
Property and equipment, net                                       875,373                  0            89,367             964,740

Reorganization value in excess of
   identifiable assets                                                  0                            6,237,264           6,237,264
                                                         -----------------   ----------------   ---------------   -----------------

Total assets                                                   $3,987,787                 $0        $6,326,631         $10,314,418
                                                         =================   ================   ===============   =================

Liabilities and stockholders' equity/(deficit)
Current Liabilities:
  Notes payable:
     Bank Loans - in default                                     $348,385                                                 $348,385
     Other loans                                                  622,300           (300,000)                              322,300
  Accounts payable and accrued expenses                         1,470,705                                  350           1,471,055
  Accrued compensation                                            729,376                                                  729,376
                                                         -----------------   ----------------   ---------------   -----------------
Total current liabilities                                       3,170,766           (300,000)              350           2,871,116

Notes payable                                                           0                            1,642,234           1,642,234
Liabilities subject to compromise                               1,642,211                           (1,642,211)                  0

Stockholders'equity/(deficit):
Preferred stock                                                       695                                 (695)                  0
Common stock                                                       60,821             78,294                               139,115
Capital in excess of par value                                 13,526,768          3,181,906       (11,046,721)          5,661,953
Accumulated deficit                                           (17,373,674)                          17,373,674                   0
Subscription payable                                            2,960,200         (2,960,200)                                    0
                                                         -----------------   ----------------   ---------------   -----------------

Total liabilities and stockholders' equity/(deficit)           $3,987,787                 $0        $6,326,631         $10,314,418
                                                         =================   ================   ===============   =================

(1) To record the effects of the H. J. Meyers Private Placement Plan. Subsequent to October 17, 1995, the Company received an additional $200,000 from subscriptions related to the Private Placement.

(2) To record assets, liabilities and capital at their fair value pursuant to Fresh Start Reporting and eliminate any retained deficit.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

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

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended March 31, 1997 and 1996 , no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

3. Reorganization value in excess of identifiable assets

In accordance with Statement of Position (SOP) 90-7, upon the effective date, $6,237,264 of the reorganization value of the Company was not attributable to specific tangible or identified intangible assets and has been classified as an intangible asset. While the estimated reorganization value of the Company has been preliminary allocated to specific asset categories pursuant to Fresh Start Reporting, the effects of such are subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy Court will also cause this "reorganization value" account to be adjusted accordingly. Reorganization value in excess of identifiable assets is as follows:


                                                             March 31, 1997
                                                             --------------
Reorganization value in excess of identifiable assets              $6,214,676
less accumulated amortization                                         446,421
                                                                   ----------
                                                                   $5,768,255
                                                                   ==========

The related amortization for the quarter ended and nine month period ended March 31, 1997 was $78,780 and $236,340, respectively.

4. Long Term Debt

During the quarter ended March 31, 1997, the Company borrowed $100,000 pursuant to a two-year promissory note secured by all of the assets of the Company, bearing interest at a rate of 2% per annum and convertible into common stock of the Company at a rate of $.09 per share.

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

         Since emerging from bankruptcy, the Company has funded its pursuit of new product development and opportunities, as well as strategic alliances, partners and other sources of financing through the proceeds of the Meyers Private Placement as well as the sale of equity and debt securities. During the quarter ended March 31, 1997 the Company received $200,000 from the grant of Director stock options. The Company also received $5,000 related to the exercise of outstanding options for 50,000 shares of the Company's common stock. The Company also received $100,000 from a promissory note as described in Note 4 of the Notes to Consolidated Financial Statements.

         Subsequent to the end of the first quarter, the Company raised an additional $190,000 through the grant to Gerald Wetzler of director options and the exercise of outstanding options.

         The Company is in discussions with other potential investors regarding the purchase of equity securities or other investments in the Company, however, there can be no assurance that any transaction can be negotiated or, if negotiated, that such a transaction can be consummated.

Results of Operations.

         The operations of the Company for the period ended March 31, 1997 (Successor Company), for the period October 17, 1995 to March 31, 1996 (Successor Company) and for the period July 1, 1995 to October 16, 1995 (Predecessor Company) were significantly affected by the cessation of production operations of the Company. As a result, the financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended March 31, 1997 and for the period October 17, 1995 to March 31, 1996 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods. Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders.

Liquidity and Capital Resources.

         In connection with the Plan, the Company completed the Meyers Private Placement of $3.46 million. During the fiscal year ended June 30, 1996, the Company entered into a stock option agreement with Gerald Wetzler, its Chairman and CEO, whereby Mr. Wetzler purchased for a fee of $200,000 (which was deemed fair value) an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock. During the quarter ended March 31, 1997, the Company entered into an additional stock option agreement with Mr. Wetzler, whereby Mr. Wetzler purchased for a fee of $200,000 (which was deemed fair value) an option to acquire up to 10 million shares of the Company's common stock.

         During the quarter ended March 31, 1997, the Company issued 50,000 shares of its Common Stock related to the exercise of options for an aggregate cash purchase price of $5,000.

         Subsequent to the end of the first quarter, the Company raised an additional $190,000 through the grant to Gerald Wetzler of director options and the exercise of outstanding options.

         The Company believes the funds received during and subsequent to the quarter ended March 31, 1997 will be sufficient to last through July, 1997.

         The funds raised in the private placements, as well as the additional funds raised are essential for the Company to continue operations. The Company will be required to raise additional financing to fund operations past July, 1997 and to enable it to pay the October, 1997 installment of principal and interest due on the notes arising from the Plan of Reorganization and no assurances can be made that such additional financing will occur.

                           PART II : OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes In Securities

         In January, 1997, the Company granted options to purchase 10,000,000 shares of Common Stock at seven cents per share for a purchase price of $200,000 to its CEO, Gerald Wetzler. In addition, in February, 1997, the Company issued $100,000 principal amount of Senior Secured Convertible Notes in a private placement to an "accredited investor". These sales were consummated without the benefit of an effective registration statement under the Act based upon the private placement exemptions issued under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

            Annual Meeting of Stockholders - On February 26, 1997, the stockholders of the Company approved an amendment of the Company's Certificate of Incorporation to increase the capital stock of the Company to 250,000,000 shares, consisting of 225,000,000 shares of common stock and 25,000,000 shares of preferred stock. 44,536,799 shares were voted in favor of the proposed amendment, 1,194,217 against and 108,728 shares abstained.

            The stockholders also elected five directors; Harvey Finkel, Eric Illowsky, Larry King, Daniel Schwartz and Gerald Wetzler to the Board of Directors who will serve until the 1997 Annual Meeting of Stockholders.

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

         10.31 (Intentionally left blank)

         10.32 Five year stock option agreement dated November 20, 1996 between the Company and Harvey Finkel.

         10.33 Secured Note Purchase Agreement and Security Agreement each dated February 3, 1997 between the Company and Floyd Abrams and the $100,000 Convertible Secured Promissory Note dated February 3, 1997 to Floyd Abrams.

         10.34 Registration undertaking dated February 3, 1997 between the Company and Floyd Abrams.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.



Date:  May 13, 1997           By:  /s/ Gerald M. Wetzler //
     --------------------        --------------------------------
                              Gerald M. Wetzler,
                              Chairman, Chief Executive Officer



Date:  May 13, 1997           By:  /s/ Harvey S. Finkel//
     ---------------------       --------------------------------
                                 Harvey S. Finkel,
                                 Chief Financial Officer and Principal
                                 Accounting Officer