Form 10-K
period 1997-06-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1997-11-24
CIK 819028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to ________________

Commission file number 1-9748

                        American Film Technologies, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  23-2359277
  ------------------------------         ---------------------------------------
  State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization

4105 Sorrento Valley Boulevard, San Diego, California     92121
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    619-623-0830
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.002 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value is approximately $8,563,396, based on 40,778,078 shares of Common Stock held by non-affiliates at the last trading price of $0.21 per share as of September 15, 1997.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. YES    NO X
                                      ---   ---

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 15, 1997 there were 73,700,576 shares of Common Stock of the Registrant outstanding.

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

                THE INFORMATION CONTAINED HEREIN SHOULD BE READ IN CONJUNCTION WITH AMERICAN FILM TECHNOLOGIES, INC.'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-K. THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE "RISK FACTORS" SET FORTH BELOW.

                                  RISK FACTORS

                Any investment in AFT is speculative and involves a high degree of risk. Prospective investors should carefully consider the following investment considerations.

                Start-Up Operations: As a result of AFT's financial difficulties and bankruptcy proceedings it has not engaged in ongoing operations for almost four years. In addition to hiring qualified personnel, the expense and the time required to recommence operations may be greater than anticipated.

                History of Operating Losses: In spite of the past profitability of AFT's colorization fee-for-service business, AFT has not entered into an agreement to render such services for over five years. It cannot state with any degree of certainty whether it will be able to obtain contracts for fee for services work and if so upon economically viable terms. In addition, AFT incurred a net operating loss for each of the last two years prior to its filing for bankruptcy. Accordingly, AFT expects to continue to operate at a substantial net loss while it is building its colorized film library.

                Technological Obsolescence: AFT's business plan is to a great extent driven by it being the low cost provider of colorization services. AFT also believes its colorization process can produce more volume of product than any other process of which it is aware. Developments in computer hardware and software are very rapid, resulting in more sophisticated technology available at lower cost. There is no assurance AFT's current technology will continue to produce colorized product that is technically acceptable to broadcasters and viewers or that if acceptable will be provided at competitive prices. If that should occur AFT would have to upgrade its technology. There is no assurance AFT will have the financial or technical resources to do so.

                Patent Protection: AFT's success will be largely dependent upon its technology and its ability to maintain patent protection on the technology it develops. AFT has obtained patents for certain aspects of its colorized software and will take steps to obtain other and future patents on all patentable devices and processes which it has developed. There can be no guarantee that patents will be granted in each or any instance. It is also possible that patents granted to AFT may be successfully challenged or that AFT's patents may infringe upon other patents which would cause additional unexpected costs and delays. A former competitor of AFT, formerly known as CST Entertainment ("CST") has in the past, unsuccessfully challenged AFT's patents. AFT also attempts to protect its proprietary products and processes by relying upon trade secret laws and nondisclosure and confidentiality agreements with its employees and certain persons who have been given access to its proprietary products and processes. Despite this protection, no assurance can be given that others will not independently develop a colorized process and compete with AFT.

                Competition in Colorization: In recent years, AFT has had only one competitor, CST. CST has more sophisticated hardware and software than AFT, but at present AFT believes it will be the low-cost producer. In addition, CST operated for over three years without competition from AFT while AFT was attempting to reorganize. Towards the end of 1996 and the early months on 1997, CST experienced significant financial difficulties and filed for protection under Chapter 7 of the Bankruptcy Code. AFT has been advised that CST's assets were purchased by a group including former officers and directors of CST and one or more investors. This group may have access to greater financial resources than the Company. It has been reported in the press that this new entity has been engaged to do certain colorization projects. AFT does not know whether this information is true at this time, and if true, what impact, if any, the operations of the successor to CST will have on AFT. The lure of the entertainment industry, technological advances in computers, software and related hardware, and the decline in the cost of new equipment all have an effect on potential competitors' decisions to enter the colorization industry. Many entertainment companies are better established, have substantially greater financial resources and larger research and development staffs and facilities than AFT. Such companies may develop their own colorization process and facilities that would compete for third party colorization work. Such companies may also prove to be more successful in the production and distribution of colorized product. In addition, it is possible that a competitor may colorize and seek to obtain a copyright for a television or theatrical film product from the public domain which it colorizes subsequent to AFT.

                Need for Additional Financing: With the proceeds of the October 1997 Financing (see "Business - Subsequent Developments"), AFT has sufficient working capital to operate until February 1998. The success of AFT's plan to commence the building of a valuable colorized film and television library will require substantial additional financing of no less than $5,000,000 - $8,000,000 in order for AFT to upgrade its technology and recommence operations. There can be no assurance that such financing would be available on acceptable terms, if at all. The failure by AFT to secure such additional financing to fund the operations of AFT could have a material adverse effect on AFT.

                Motion Picture and Television Industry: The industry is highly speculative and historically has involved a substantial degree of risk. The success of a particular film, TV program or video cassette depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond AFT's control. There can be no assurance that colorized motion pictures and television programs will find acceptance among broadcasters or consumers. There is intense competition to provide broadcast quality material for television, satellite and cable and for the attention of the television movie-viewing audience. There can be no assurances of future demand for colorized movies and television series.

                Market Demand for Colorized Television and Theatrical Product:
Although the colorization of black and white theatrical and television programming has been ongoing for a decade or more, it has only represented a minuscule percentage of the total amount of programming produced during that time period. The U.S. television market is currently supplied with network programming, theatrical and television motion pictures, syndicated and other forms of programming. In addition, virtually all of the distribution of colorized theatrical and television programming has been handled by a small group of major production companies. AFT cannot state with certainty that the market will accept any increase in the amount of product available nor that AFT will be able to distribute its product on economically feasible terms.

                Market Demand for Colorization Services: AFT historically generated almost all its revenue from providing its colorization services to third party owners of films and television shows. Since 1992, when AFT's major customer, Turner Entertainment, decided to stop colorizing its library, there has been very little demand for colorization. Although AFT intends to concentrate on building its own colorized film library, it may require revenue from its colorization services to sustain its operations. To the extent this requirement develops, the lack of demand for colorization on a fee-for-service basis could have a material adverse effect upon AFT's ability to continue in business.

                Retail Sales of Video Cassettes: The sale of AFT's home video cassettes will depend upon the willingness of retailers to display and sell the merchandise. Because of competition for shelf space, there is no assurance this will occur.

                Availability of Suitable Product: The success of AFT is contingent upon finding and acquiring an economically feasible terms enough product for its library or in joint ventures suitable for colorization. AFT cannot predict with certainty that sufficient product will be available and if so whether such product will be available at economically feasible terms.

                Lack of Distribution Experience: AFT has no experience in the distribution of film and television product, a highly competitive business. The success of AFT will depend in great part on its ability to hire qualified personnel to perform distribution, or in the alternative, to negotiate joint venture or other favorable distribution agreements with established distribution companies. There is no assurance AFT can accomplish this.

                Regulations: In 1988, the United States Congress enacted legislation addressing change and modification of motion pictures which included colorized films. The legislation created the "National Film Preservation Board" which is empowered to select 25 "classic" films per year. The alteration of these films, including colorization, must carry a label stating that they have been "altered and/or modified" without the participation of the principal director, screenwriter and other creators of the original film. AFT does not believe that this legislation has had any impact (positive or negative) on its business. Members of the film making community continue to lobby for additional governmental restrictions that could restrict colorization.

Therefore, there can be no guarantee that further legislation will not be enacted in the United States or other countries which may have an adverse impact on AFT's business.

                Creative Opposition: Most of the larger and better libraries in the United States are owned by film production companies. Because of vocal opposition from certain actors, writers, directors and other creative personnel in the film community, several of the major studios have been reluctant to colorize their libraries. There is no assurance this reluctance will not continue. To the extent it limits supply of commercially viable product, this creative opposition could have an adverse material effect upon AFT's business.

               Need to Locate and Retain Senior Management: In September 1997, Harvey Finkel resigned from his position as AFT's Chief Financial and Accounting Officer because he accepted another position. Accordingly, AFT will need to locate a new Chief Financial Officer. In the future, the success of AFT will largely be dependent upon it being able to locate and retain certain executive officers of AFT, in particular operational, marketing and distribution executives. Should AFT be unable to locate and retain such executives in a timely manner or any of these key employees cease to be affiliated with AFT for any reason before a qualified replacement could be found, this could have a material adverse effect on AFT's business and prospects. AFT has not obtained key man life insurance on the life of any of its officers.

                Risk of Operations in Mexico: AFT's status as the low-cost provider of colorized product is dependent upon its ability to resume production operations in Mexico. AFT's former work force in Mexico has not been employed by AFT since October 1993. Most of these employees have found other jobs. The success of AFT may depend on its ability to rehire certain former employees. If AFT has to recruit and train an entirely new work force, it could have a material adverse effect on AFT. AFT expects to benefit from the recent devaluation of the peso in the form of lower operating costs in Mexico. There is no assurance its employees will not demand wage increases to offset partially or completely the effect of devaluation.

                Ability to Rehire Key Personnel: Certain key former employees of AFT, specifically senior design, network and post production personnel were laid off in mid-1994. Most or all of them have found other employment. The resumption of production by AFT will depend, in great part, on its ability to rehire most of these key employees. There is no assurance AFT can do so. In that event, there is a material risk AFT will not be able to resume colorization operations.

                Price of Common Stock, Market for Common Stock: As a result of its bankruptcy proceedings, the shares of the Company's $.002 par value common stock (the "Common Stock") have been delisted from NASDAQ. Accordingly, there has been no regular trading market of the common stock since such time. In addition, due to AFT's financial difficulties it has not engaged in active operations since October 1993. The current market price of the Common Stock does not meet certain minimum per share prices designated by NASDAQ and state "blue sky" regulations. Accordingly, unless the per share price increases dramatically, the trading price of the shares may further restrict AFT's ability to list the shares on NASDAQ and to publicly trade in certain states.

                Future Sales/Dilution: The trading price of the Common Stock may also be adversely affected by the significant overhang of securities issued by AFT. Approximately 138,309,786 shares of Common Stock are outstanding or subject to options or issuance upon conversion of the Company's debentures. Certain of these shares are not freely tradeable and are subject to restrictions on the reoffer or resale imposed by the Act and applicable state securities laws. The issuance of additional shares upon the exercise of the Company's options and the conversion of the Company's debentures could have a dilutive effect on the ownership interest of existing shareholders.

                Dividends Unlikely: AFT has not paid any dividends on its Common Stock to date and does not intend to pay dividends in the near future. The payment of dividends after creation of the film library will be contingent upon AFT's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of AFT's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in AFT's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

                While most of AFT's colorization activities have been for customers on a fee basis, AFT has also produced colorized films for its own library. The Company owns the copyrights on eleven colorized films, including four Sherlock Holmes films starring Basil Rathbone; "The Scarlett Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; three Bela Lugosi horror films; "Outpost in Morocco" starring George Raft; "Gung Ho" starring Robert Mitchum and Randolph Scott; and "Eternally Yours" starring David Niven.

                AFT's film products are based on AFT's proprietary technology for the creation of color versions of motion picture and television programs originally produced in black-and- white, called COLORIMAGED films, as well as animation ink and paint and special effects. The

AFT-owned COLORIMAGED films may be licensed for television broadcast, cable television, and for sale in home video markets.

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

                In the early 1990's, AFT experienced a slowdown in its colorization activities. In response, AFT increased its animation activities, which required significant cash investments and resulted in a decrease in AFT's available cash reserves. Ultimately, AFT was forced to file for protection under Chapter 11 of the United States Bankruptcy Code in October 1993. AFT emerged from bankruptcy in October 1995. Since that time, AFT has explored means of product development and sought financial and strategic partners.

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

                From the filing of the bankruptcy to October 1995, AFT was funded principally from equity investments by its principal shareholder, Mr. Wetzler, and certain other individuals. In addition, pursuant to a debtor in possession secured lending arrangement, Mr. Wetzler and Mr. Robert Bernhard, in their discretion, were authorized to make available to AFT up to an aggregate of $150,000 (the "DIP Financing"). The maximum outstanding at any time under the DIP Financing was $122,300 in July 1995.

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

1995 Financing Events

                H.J. Meyers Private Placement. On May 3, 1995, the Company entered into an option agreement with H.J. Meyers & Co., Inc. ("Meyers") pursuant to which the Company granted Meyers a ninety-day option (beginning May 30, 1995) to purchase up to 51% of the Company's common stock, or 35,182,508 shares, for $3,000,000 (the "Meyers Placement"). Upon approval of the Meyers Placement by the Bankruptcy Court on May 30, 1995, Meyers paid the Company a nonrefundable fee of $150,000 for the Meyers option. The Agreement required Meyers to pay the Company $3,000,000 on the effective date of the Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Common Stock to "accredited investors," as that term is defined by the Securities Act of 1933, as amended (the "Meyers Shareholders"). As of October 31, 1995, the termination date for the sale, Meyers had sold subscriptions totaling $3,460,200 for the purchase of the Company's stock. As of June 30, 1996, the net proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan described below. In consideration for, among other things, funding the $150,000 price of the Meyers Placement, the Placement Agent agreed to assign 14,345,854 shares of Common Stock to L&R Holdings, Inc. and 10,545,854 shares of Common Stock to JCV Capital Corp.

                The stockholders from the Meyers Placement also have a right to register their stock in any offering of the Company's stock. The amount of stock these shareholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. However, the non-affiliate Meyers Shareholders can sell their shares under Rule 144 without any volume or manner of sale limitations on or after October 17, 1997. The potential influx into the public marketplace of approximately 10,000,000 shares of Common Stock in October 1997 and the existence of the registration rights could adversely impact the price of the Common Stock or the ability of the Company to raise additional equity capital.

                Meyers Loan. On July 28, 1995, Meyers arranged for a $500,000 bridge loan (the "Meyers Loan") to the Company bearing an interest of eight percent (8%) per annum to fund certain obligations of the Company prior to the effective date of the Plan. In addition to interest, the accredited investors received common stock at the rate of one-half share for every dollar of bridge loan. On the effective date of the Plan, $300,000 of the bridge loan was converted into the Common Stock and the remaining $200,000 was repaid. Proceeds from the Meyers Loan were utilized as follows: (1) $250,000 to the outstanding principal balance due on the Comerica Bank loan; (2) $100,000 to pay the remaining balance on the purchase agreement with the employees at the Company's Mexican facility (See Properties, below); and (3) $150,000 for the Company's general administrative expenses.

                Plan of Reorganization. In July 1995, AFT proposed a plan of reorganization to raise sufficient new capital to recommence operations. Pursuant to the proposed plan, AFT contemplated raising up to $4 million in new equity, including the Meyers Placement, described above. On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company raised approximately $3.4 million in new equity capital.

                Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

                        Estimated
 Class of                Amount
 Claims                 of Claim       Distribution under the Plan                 Status
 ------                 --------       ---------------------------                 ------
 Class 1                  $86,000  Cash payment in full on effective date         Unimpaired
 Employee
 Priority Claim

 Class 2                  $80,000  Cash payment on Distribution Date or, at       Unimpaired
 Priority Claim                    the Company's discretion, over six years
                                   plus interest

 Class 3                 $623,000  Cash payment on the effective date plus        Unimpaired
 Comerica                          interest and reasonable legal fees
 Claims

 Class 4                 $500,000  Cash payment plus interest on the              Unimpaired
 Secured Claims                    effective date

 Class 5 DIP             $122,000  $110,000 cash payment plus accrued             Impaired
 Financing                         interest on effective date and remainder
 Claims                            in one year note

 Class 6                   $6,000  Cash payment in full on effective date.        Unimpaired
 Convenience
 Claims

 Class 7               $1,650,000* Unsecured five year notes in full amount       Impaired
 Unsecured                         of allowed claim, with interest at 7%
 Claims

 Class 8                      N/A  $10 cash on effective date.  Unexercised       Impaired
 Preferred                         Series B and the Series C and D voting
 Stock Interest                    convertible interest were canceled

 Class 9                      N/A  Retained, subject to dilution                  Impaired
 Common Stock
 Interest

 Class 10                     N/A  Canceled                                       Impaired
 Other Equity
 Interests

-----------
* Does not include the Class 7 claim of Joseph Taritero, which was compromised pursuant to the terms of a prior stipulation and order and has been paid in full by the Company.

                In October 1995, AFT completed the Meyers Placement pursuant to which it has received approximately $3.4 million of new capital in exchange for the issuance of shares representing approximately 54% of its total outstanding common stock, including funds received in exchange for the Meyers Loan.

                Since emerging from bankruptcy, the Company has actively pursued new strategic alliances and partners.

Subsequent Financing

                During fiscal 1997, the Company's operations were financed almost entirely by remaining working capital, proceeds from private placements of its securities and purchases and option exercises by Gerald Wetzler.

                In September 1996, the Company issued 1,333,334 shares of Common Stock for an aggregate cash purchase price of $200,000. The issuance of shares was made in a private offering to accredited investors. In October 1996, the Company issued an additional 2,500,000 shares of Common Stock for an aggregate purchase price of $375,000 to two accredited investors in a private placement.

                In January 1997, the Company issued a $100,000 principal amount Senior Secured Convertible Debenture to an accredited investor in a private placement (the "January Debenture"). The investor converted this January Debenture into 1,111,111 shares of the Company's Common Stock pursuant to its terms.

                In addition, in January 1997, May 1997 and June 1997, the Company raised an additional $420,000 through the sale of Director stock options to purchase 15,500,000 shares to Gerald Wetzler. These options plus an option purchased by Mr. Wetzler for $200,000 in June 1996 to purchase 20,000,000 shares of Common Stock were terminated by Mr. Wetzler in two separate transactions in September 1997. See "Certain Transactions."

                                   Operations

                Colorized Films. Historically, AFT has created color imaged films which are color versions of motion pictures originally produced in black and white. The first color version of a full length motion picture was completed by AFT in late November 1987.

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

                Traditionally, Turner has been the most active studio in colorizing its black and white library, principally the old MGM library. During fiscal 1993, AFT's agreement with Turner amounted to approximately 65% of the work completed in the year ended June 30, 1993. Turner announced its intention to terminate its film colorization program at the end of 1992. Subsequently, it has not ordered any new films colorized by AFT beyond those which have been completed. AFT does not know when, if ever, Turner will resume its colorization activities. However, AFT believes that other studios and media companies, principally Universal, Columbia, Fox, Warner Brothers, and Viacom all have significant black and white film and television libraries that have not been colorized. AFT also believes that substantial foreign film and television libraries exist which have not been colorized.

                Under a typical contract, AFT could decline to colorize a particular film if the elements (print or negative) of the film were not acceptable to AFT. Each customer otherwise selected the films for which color versions are to be made, has final approval on color selection, aesthetic approach, etc., and owns all rights in the final product. AFT received partial payments of its fees at various points in the production process.

                Film Library. Prior to 1993, in addition to colorizing movies for other owners, AFT created colorized films for its own library from movies in the public domain. By doing this, AFT acquired a new 75 year copyright in the colorized version of the motion picture. Among the films owned in whole or in part were "It's a Wonderful Life," "The Scarlet Pimpernel," and four Sherlock Holmes films, and others. As of June 30, 1997, AFT's library consisted of the following eleven completed films:

                "Terror By Night," "Dressed to Kill," "Woman in Green" and "Sherlock Holmes and the Secret Weapon" starring Basil Rathbone;

                "Outpost in Morocco" starring George Raft;

                "Gung Ho" starring Randolph Scott and Robert Mitchum;

                "Eternally Yours" starring David Niven and Loretta Young;

                "The Scarlet Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; and

                "Black Dragons," "Scared To Death," and "White Zombie" starring Bela Lugosi.

                In the first quarter of fiscal 1993, AFT sold its joint venture interest in five films (including "It's a Wonderful Life") it held in agreement with Republic Pictures to Republic for $600,000. This price was in excess of the carrying value of these films.

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

                AFT has received copyrights on the color versions of the films in its library. Since June 1987, the Copyright Office of the Library of Congress has been accepting registrations for copyright protection for a 75-year period on certain colorized versions of black and white motion pictures.

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

                The Company cannot state with any degree of certainty what revenues could be derived at this time from the exploitation of its current library.

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

                Although AFT developed significant technology in this area, it was not able to match its competitors' prices. Accordingly, AFT produced only few significant projects and has incurred significant losses in producing certain of those projects. AFT's business plan upon reorganization focuses on the core colorization business. While AFT has proven animation technology, profit margins in animation were minimal due to lower cost foreign animation competition. In addition, technological advances in computer hardware and software have surpassed AFT's technology. AFT also believes that substantial resources would be required in order for it to compete effectively and to attain full-scale production. See "History of AFT."

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

                In December, 1994, the subsidiary negotiated a settlement of the strike. The settlement called for a schedule of payments to its employees. Subsequently, the subsidiary failed to make payments. In March, 1995, the Mexican Labor Board allowed the employees to execute their lien and granted them title to the equipment. Subsequently, AFT has organized a new Mexican subsidiary, Midtech de Mexico, S.A. de C.V. ("Midtech"). Midtech negotiated a purchase agreement with the owners of AFT's former equipment. The agreement required a purchase price of $215,000, which has been paid.

                Current management believes a Mexican production facility is advantageous to the strategic plan of the Company. However, the Company has not operated for four years, and although historically, the Company was able to achieve significant cost savings through its Mexican operations as compared to the U.S., it is uncertain as to whether such cost savings can be achieved in the future. Should the Company resume operations at this time it would anticipate reestablishing operations in Mexico, which will require reemployment of selected former employees of the Company's former subsidiary. Since the Mexican operation was suspended in October, 1993, most of the former employees have found other jobs. The success of the Company will depend upon Midtech's ability to rehire certain former employees. If Midtech is unable to do so, it will have to recruit and train a new work force. That would delay the resumption of production and increase the cost of production. As such, it could have a materially adverse effect on the Company. Although the Company expects to benefit from the recent devaluation of the peso, there is no assurance its future employees or vendors will not demand increases in wages or prices to offset the effect of devaluation.

Intellectual Property

                The Company holds three United States patents pertaining to colorizing monochrome images, which will expire in January 2008, March 2009 and July 2013. AFT also holds a patent pertaining to the animation process, which will expire in October 2010. AFT's success will be largely dependent upon its technology and its ability to maintain patent protection on the technology it develops. See "Risk Factors -- Patent Protection."

Employees

                At present, the Company has two full-time employees and uses certain former employees on an as-needed basis. The Company will add employees as necessary in phases as it commences design work on films, then production of colorized films and, finally, distribution and exploitation of the colorized films.

Subsequent Developments

                 By Letter Agreement dated September 24, 1997, AFT entered into an agreement with a group of proposed lenders who committed to lend AFT $500,000 through the purchase of one-year senior secured convertible notes bearing interest at 10% per annum and convertible into Common Stock of AFT at eight cents ($.08) per share. The Letter Agreement provided that this financing close on or before October 1, 1997. However, the proposed lenders breached the terms of the Letter Agreement and refused to consummate this financing pursuant to the terms set forth in the Letter Agreement. As a result of the foregoing, AFT was required to seek other sources of funding and to terminate the Letter Agreement on October 10, 1997.

                On and after October 10, 1997, AFT received commitments from a new group of Lenders, including Gerald Wetzler, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which such investors committed to provide at least $710,000, up to an aggregate amount of $1,000,000, of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $600,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing will principally be utilized to make the principal and interest payments due on the Company's Bankruptcy Notes and to fund the Company's working capital requirements.

ITEM 2. PROPERTIES.

                AFT's COLORIMAGED film production, animation and ink and paint services are currently located at 4105 Sorrento Valley Boulevard, San Diego, California 92121. AFT has approximately 8,400 square feet of leased office and production space in San Diego. This property is currently leased for a period expiring October 31, 2000.

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

                AFT leases office space in New York, New York located at 300 Park Avenue, New York, New York 10022. The lease is renewable on a yearly basis.


ITEM 3. LEGAL PROCEEDINGS.

                There are currently no pending claims against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                The Company has not submitted any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The Company's Common Stock trades on a limited basis on the "pink sheets" under the symbol "AFTC." Stock price ranges for each full quarterly period during the two most recent fiscal years ended June 30, 1996 and June 30, 1997 are listed below:

                     Common Stock Price Ranges

          Quarter
           Ended          High             Low
           -----          ----             ---
           09/95          $0.63           $0.17
           12/95          $0.31           $0.18
           03/96          $0.29           $0.16
           06/96          $0.60           $0.16
           09/96          $1.20           $0.18
           12/96          $1.03           $0.30
           03/97          $0.64           $0.21
           06/97          $0.48           $0.20

----------
* The Company filed for protection under Chapter 11 of the Bankruptcy code on October 16, 1993.

           According to the records of the Company's transfer agent on September 23, 1997, the Company had 1,326 shareholders of record. On September 15, 1997, the last trading price of the Common Stock was reported at $.21 per share.

           The Company has not declared dividends on the Common Stock since it became a public company. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

         The tables below set forth certain selected consolidated financial data of the Company for each year of the five-year period ended June 30, 1997 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "RISK FACTORS," and with the financial statements included elsewhere herein. All data for the period ended June 30, 1997 is reported on a fresh start basis of accounting in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from October 17, 1995 (the Effective Date) to June 30, 1997. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of June 30, 1996 and 1997 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        SUMMARY OF FINANCIAL INFORMATION
                  (000's omitted except for per share numbers)


                                                                     Year Ended June 30,
                                           --------------------------------------------------------------------------
INCOME STATEMENT DATA                         1997            1996*           1995            1994            1993
                                           ----------      ----------      ----------      ----------      ----------
                                           (Successor)     (Successor)    (Predecessor)   (Predecessor)   (Predecessor)
Revenues                                           --              --      $       22      $    2,369      $   11,889
Net Income (Loss)                          $  (15,414)     $   (1,445)     $   (1,642)     $   (3,082)     $   (3,470)
Income (Loss) per share                    $    (0.21)     $    (0.02)     $    (0.06)     $    (0.15)     $    (0.32)

                                                                          June 30,
                                           -------------------------------------------------------------------------
BALANCE SHEET DATA                            1997            1996            1995            1994            1993
                                           ----------      ----------      ----------      ----------      ----------
                                           (Successor)     (Successor)    (Predecessor)   (Predecessor)   (Predecessor)
Total Assets                               $      821      $    7,245     $    1,263      $    2,111      $    4,610
Long-Term Debt, net of current portion     $    1,870      $    1,634             --              --              --
Total Liabilities                          $    2,995      $    2,566     $    4,349      $    3,875      $    3,932
Stockholders' Equity (Deficit)             $   (2,174)     $    4,678     $   (3,086)     $   (1,765)     $      678

----------
* Includes the period from October 17, 1995 (the effective date) to June 30,
1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

           The operations of AFT for the fiscal years ended June 30, 1996 and 1997 (Successor Company) as compared to, June 30, 1995 and 1994 (Predecessor Company) were significantly affected by the reduction and, in fiscal year 1994, the cessation of production operations of the Company. As a result, the financial results of the Company for each of the three fiscal years addressed by this report do not reflect any earnings capacity of the Company. The financial data for the period ended June 30, 1996 and 1997 reflects the adoption of Fresh Start Accounting and includes the period from October 17, 1995 (the Effective
Date) to June 30, 1996. As such the financial data is considered that of a Successor Company and is not comparable to prior periods.

           In general, the Company's revenues from the production of colorized films is recognized only when a film is completed. However, the Company receives payments from its customers prior to the completion of a project. During fiscal 1993, the Company's agreement with Turner was significant in that it amounted to approximately 65% of the work completed in the year ended June 30, 1993. Turner has not notified the Company that it will colorize additional films in the foreseeable future.

           The opinion of the Company's auditors, Ernst & Young, LLP, which accompanies the Company's financial statements, contains an emphasis paragraph as to the Company's ability to continue as a going concern.

           Year Ended June 30, 1997 compared to June 30, 1996 (October 17, 1995 to June 30, 1996).

           The Company did not record any revenues during either period.

           The Company recorded expense of $5,689,000 relating to the write-off of its asset, "Reorganization Value in Excess of Identifiable Assets". This write-off was required due to the uncertainty of its recoverability.

           Total expenses before the write-off of the reorganization value and the non cash compensation expense during the fiscal year ended June 30, 1997 amount to $1,856,361. The Company recorded compensation and benefits for its administration and officers of approximately $8,002,000 for the period ended June 30, 1997 as compared to $244,000 for the period ended June 30, 1996. The increase in compensation is primarily due to the value of options granted to consultants for their services during the fiscal year ended June 30, 1997 and to the increase in the number of options granted to certain directors which have required that the Company record a charge against operations in accordance with the requirements of APB 25. For further information, see "Footnote 2--Summary of Significant Accounting Policies" and "Footnote 11--Stockholders Equity (Deficit)" to the Consolidated Financial Statements. The remaining expenses are comparable to fiscal 1996 (October 17, 1995 to June 30, 1996) since fiscal year 1997 is for a full twelve month period and fiscal 1996 was only a partial year.

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

           Financial Condition and Liquidity. During the fiscal year ended June 30, 1997 the Company financed its activities principally through the sale of its securities in private placements to accredited investors. In October 1996, the Company issued an additional 2,500,000 shares of Common Stock for an aggregate purchase price of $375,000 to two accredited investors in a private placement. In January 1997, the Company raised $100,000 through the issuance of the January 1997 Debenture. In September 1997, the January 1997 Debenture was converted by the debentureholder into 1,111,111 shares of Common Stock in accordance with its terms. In addition, in January 1997, May 1997 and June 1997, the Company in three separate transactions raised an additional $420,000 through the sale of Director stock options to purchase 15,500,000 shares to Gerald Wetzler. As of June 30, 1997 the Company had current assets of approximately $283,000 available to finance its operations through the middle of September.

           Subsequent to the end of fiscal 1997, the Company has continued to finance its activities through the sale of its securities in private placements to accredited investors and the exercise of previously granted options. In August 1997, Mr. Wetzler exercised a portion of his 20,000,000 share option grant of June 1996 option for 250,000 shares of Common Stock, at an exercise price of $0.12 per share or $30,000. On September 12, 1997, Mr. Wetzler purchased two-year options to purchase 30,000,000 shares of Common Stock at one cent ($.01) per share for $130,000, in order to finance the Company's activities during September and October of 1997. In connection with this option purchase, Mr. Wetzler terminated the remaining 29,750,000 of his outstanding June 1996 and January 1997 options, which options were purchased by Mr. Wetzler for an aggregate purchase price of $400,000. In addition, in order to facilitate additional financing for the Company, on September 19, 1997, Mr. Wetzler terminated the outstanding options to purchase 5,500,000 shares of Common Stock pursuant to the Company's May and June 1997 option grants, which options were purchased by Mr. Wetzler for an aggregate purchase price of $220,000.

           On and after October 10, 1997, AFT received commitments from a new group of lenders, including Gerald Wetzler, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which such investors committed to provide at least $710,000, up to an aggregate amount of $1,000,000, of new financing to AFT through the purchase of two year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $600,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing will principally be utilized to make the October, 1997 principal and interest payments due on the Company's Bankruptcy Notes and to fund the Company's working capital requirements. The October 1997 Financing replaced the anticipated $500,000 funding from the September Letter Agreement. (For further discussion of the October 1997 Financing, see "Business - Subsequent Developments" and "Certain Transactions". For further discussion of the September Letter Agreement, see "Business - Subsequent Developments").

           As of October 14, 1997, the Company had approximately $673,000 in cash to satisfy the October 1997 principal and interest payments due on the Bankruptcy Notes and for its operating requirements. The Company believes that these funds along with certain overhead reductions will be sufficient to finance the Company until February 1998. The Company is in discussions with other potential investors regarding the purchase of convertible debentures or other investments in the Company, however, there can be no assurance that any transaction can be negotiated or, if negotiated, that such a transaction can be consummated. See "Certain Transactions."

           In addition, the Company had engaged in discussions with strategic partners and investors in connection with their providing funding sufficient to enable the Company to become operational again, although, the amount of funding required is contingent on a number of variables such as the speed of the start up and initial production capacity required; the Company believes that the minimum amount required (including working capital) would be approximately $6,500,000. There can be no assurance as to when, if ever, the Company will be able to negotiate a transaction for such funding or, if negotiated, that such a transaction can be consummated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors .........................................     F-1

Consolidated Balance Sheets ............................................     F-3

Consolidated Statements of Operations ..................................     F-4

Consolidated Statements of Stockholders' Equity (Deficit) ..............     F-5

Consolidated Statements of Cash Flows ..................................     F-6

Notes to Consolidated Financial Statements .............................     F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The directors and executive officers of the Company are as follows:


      Name                   Age                Position with Company
      ----                   ---                ---------------------
Gerald M. Wetzler             58        Chairman, Director, Chief Executive Officer
Harvey Finkel                 51        Director
Daniel Schwartz               30        Director
Eric Illowsky                 39        Director
Larry King                    63        Director
Robert Frome                  60        Director
Leonard White                 58        Director

           The directors serve until the next annual meeting of shareholders and the election and qualification of their successors. The officers are elected by the directors and serve at the discretion of the Board of Directors. See "Certain Transactions."

GERALD M. WETZLER

           Mr. Wetzler was elected Chairman of the Board of Directors and Chief Executive Officer of the Company on October 26, 1993, following his purchase of the controlling interest in the Company. Prior to 1993, Mr. Wetzler had been a private investor since 1975. Mr. Wetzler received a Juris Doctor degree from Columbia Law School and a Master of Laws degree from Harvard Law School. He practiced law with Cahill, Gordon & Reindel from 1962 to 1966. He worked in the corporate finance department of Lehman Brothers for five years and served as General Counsel for Beker Industries, Corp. , a New York Stock Exchange company.

HARVEY FINKEL

           Mr. Finkel was elected to the Company's Board of Directors in November 1996. Mr. Finkel has served as Senior Vice President and Chief Financial Officer of New World Entertainment, Ltd. since 1994. Previously, Mr. Finkel worked for Twentieth Century Fox from 1983 to 1994 in various executive capacities, most recently as Senior Vice President, Finance and Administration from 1988 to 1994.

DANIEL SCHWARTZ

           Mr. Schwartz was elected to the Company's Board of Directors in January 1997. Since 1993, he has been a Director of Research and a Managing Director of York Capital Management, an investor partnership company. From July 1990 to March 1993, he was an associate at Morgan Stanley & Co., Inc. spending two years in the Investment Banking Division, and subsequently as a member of the Global Equity Derivatives department.

ERIC ILLOWSKY

           Mr. Illowsky was elected to the Company's Board of Directors in January 1997. Since August of 1994, he has been President of Cable Network Insights, a cable television network development company. From April 1992 to July 1994, Mr. Illowsky served as Vice President of the USA Network, a cable channel operator. From September 1990 to April 1992, Mr. Illowsky served as Senior Vice President of Programming and Development for the Sci-Fi Channel, a cable company broadcasting science fiction films.

LARRY KING

           Mr. King was elected to the Company's Board of Directors in February 1996. Mr. King is the host of CNN's "Larry King Live" and Mutual Radio's "Larry King Show" and is a columnist for USA Today. Among his many honors are Ace Awards, a Peabody Award, and the Broadcaster of the Year from the International Radio and Television Society.

ROBERT FROME

           Mr. Frome was elected to the Company's Board of Directors in October 1997. For more than ten years, Mr. Frome has been a senior partner of Olshan Grundman Frome & Rosenzweig, a New York City law firm. Mr. Frome is also a director of Health Care Services Group, a provider of cleaning, maintenance and laundry services to nursing homes, and NuCo2, a provider of bulk carbon dioxide to restaurants, fast food outlets and convenient stores.

LEONARD WHITE

           Mr. White was elected to the Company's Board of Directors in October 1997. Mr. White is currently a private investor. Mr. White served as President and Chief Executive Officer of Orion Pictures Corporation, a motion picture production, distribution and media company, from 1992 until November 1995, and as President and Chief Executive Officer of Metromedia Entertainment
Group from November 1995 until July 1997. Mr. White is also a director of Metromedia International Group, Inc., Metromedia Fiber Network, Inc., and Odyssey Communications, Inc. He is a member of the Academy of Motion Picture Arts and Sciences.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and the holders of more than ten percent of the company's outstanding common stock to file reports of ownership with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of these reports. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required from them, the Company believes that, except as set forth below, during the fiscal year ended June 30, 1997 all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

           Mr. Wetzler filed his Form 4 with respect to a transaction occurring in April 1997 after the date prescribed under Section 16(a). Each of Messrs. Finkel, Schwartz and Illowsky filed the Form 3 after the date prescribed under
Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

           The following table sets forth the compensation of the officers of the Company. For the fiscal year ended June 30, 1997, neither Mr. Wetzler nor any of the other executive officers received compensation over $100,000.


                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                                Long-Term Compensation
---------------------------------------------------------------------------------------------------------------------
                                                                                                      Securities
Name and                                                                     Restricted Stock      Underlying Options
Principal Position      Year             Salary ($)          Bonus($)            Awards ($)            /SARs(#)
--------------------   ------            ----------         ----------       ----------------      ------------------
Gerald M. Wetzler       1997                 -0-                  -0-                  -0-                  -0-
Chairman, Director,
Chief Executive
Officer
                        1996                 -0-             $125,000*                 -0-          10,000,000(1)
                        1995                 -0-                  -0-                  -0-                  -0-
                        1994                 -0-                  -0-                  -0-                  -0-

----------
* Upon confirmation of the Plan in October 1995, Mr. Wetzler received a bonus of $125,000, in accordance with the terms of the Reorganization Plan.

(1) Does not include options to purchase 30,000,000 shares of Common Stock of the Company which were terminated by Mr. Wetzler in connection with his purchase of options to acquire 30,000,000 shares of Common Stock of the Company on September 12, 1997. See "Certain Transactions."

           In addition to the above, Mr. Wetzler has purchased options in connection with his providing working capital to the Company, See "Certain Transactions."

Options

           During the fiscal year ended June 30, 1997, the Company granted the following options to Mr. Wetzler:



                               Options

                        Amount of            Exercise           Purchase
Date of Grant       Underlying Shares     Price Per Share    Price of Option
-------------       -----------------     ---------------    ---------------
 June 1996              20,000,000            $   .12         $  200,000
January 1997            10,000,000            $   .07         $  200,000
  May 1997               4,000,000            $   .09         $  160,000
 June 1997               1,500,000            $   .09         $   60,000

           In addition, on September 12, 1997, Mr. Wetzler purchased 30,000,000 options for an aggregate purchase price of $130,000 in connection with his providing working capital to the Company. Simultaneously with the purchase of the September 1997 options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate the June 1996 options as well as the January 1997 options. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996. None of the January 1997 options had been exercised. In addition, as of September 18, 1997, Mr. Wetzler terminated the May 1997 options as well as the June 1997 options, none of which had been exercised by Mr. Wetzler. For further discussion of the above, see "Certain Transactions."

Compensation of Directors

           During the pendency of the Company's bankruptcy proceedings, directors of the Company were not separately compensated for service on the Board of Directors. The current directors receive options to purchase 50,000 shares of Common Stock of the Company upon joining the Board. In addition to the foregoing options, Mr. Finkel has received option grants in April, 1997 and August 1997 for 200,000 and 100,000 shares, respectively, at an exercise price of $.05 per share, in connection with his services as chief financial and accounting officer.

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

Compensation Committee Interlocks and Insider Participation; Board Compensation Committee Report on Executive Compensation

           The Company elected a Compensation Committee during the January 26, 1997 shareholders' meeting, consisting of Mr. Harvey Finkel and Mr. Daniel Schwartz. The only executive officer compensation considered during the 1997 fiscal year was that of Mr. Finkel who during such fiscal year received 200,000 options in addition to his 50,000 options received in connection with his serving as a director. All options were approved by the entire Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           As of September 15, 1997 the only class of voting securities issued and outstanding was 73,700,576 shares of the Company's common stock.

           The following sets forth information as of September 15, 1997, with respect to the shares of the Company's common stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5% of any class of the Company's voting securities, (ii) the five highest paid officers including the Chief Executive Officer, (iii) each director of the Company, and
(iv) all directors and officers as a group.

      Name and Address of            Amount and Nature of         Percent
      beneficial owner(1)            beneficial ownership         Class(2)
-----------------------------       ---------------------         --------
Gerald M. Wetzler                        43,143,667(3)              40.44%
(Chairman of the Board and
Chief Executive Officer)

Harvey Finkel (Director)                    350,000(4)                  *

JCV Capital Corp.                        10,380,854                 14.13%
P.O. Box 22719
Rochester, NY 14692

L&R Holdings, Inc.                       12,145,854                 16.54%
130 Shore Road
Port Washington, NY 11050

Larry King (Director)                     1,000,000(4)               1.34%

Eric Illowsky (Director)                     50,000(4)                  *

Daniel Schwartz (Director)                  105,000(4)(5)               *

Officers and Directors as a Group        44,648,667                 41.28%

----------
*    Less than one percent.

(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of September 15, 1997. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options, or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof. Ownership of less than 1% is indicated by an asterisk.

(3) Does not include 6,333,333 shares subject to options which are not exercisable within the next 60 days. Does not include 13,333,333 shares issuable upon conversion of the Senior Secured Convertible Note, which note was purchased by Mr. Wetzler in October. Includes 32,997,877 shares subject to options which are exercisable within the next 60 days. See "Certain Transactions."

(4)  All shares subject to currently exercisable options.

(5)  Includes 55,000 shares held of record by Mr. Schwartz's minor children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           On September 12, 1997, Mr. Gerald Wetzler purchased options to acquire 30,000,000 shares of Common Stock of the Company for an aggregate purchase price of $130,000. Pursuant to these options, shares of Common Stock of the Company may be purchased at an exercise price of $0.01 per share. Such options are currently exercisable, provided that Mr. Wetzler does not sell or transfer the shares of Common Stock issuable upon such exercise for a period of six months from the date of grant. These options terminate on September 12, 1999. The Board of Directors granted Mr. Wetzler these options in part to enable the Company to have sufficient working capital to operate through October 1997 so that the Company could either obtain additional financing or proceed with an orderly liquidation. Simultaneously with the purchase of the foregoing options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate certain June, 1996 options to purchase 20,000,000 shares of Common Stock of the Company at an exercise price of $0.12 per share, as well as certain January, 1997 options to purchase 10,000,000 shares of Common Stock of the Company at an exercise price of $0.07 per share. Such options were purchased by Mr. Wetzler for an aggregate price of $400,000. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996.

           In addition, as of September 18, 1997, Mr. Wetzler terminated certain May, 1997 options to purchase 4,000,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, as well as certain June 1997 options to purchase 1,500,000 shares of Common Stock of the Company at an exercise price of $0.09 per share. Such options were purchased by Mr.
Wetzler for an aggregate price of $220,000.

           On October 10, 1997, Mr. Wetzler committed to provide $400,000 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share. See "Business - Subsequent Developments."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


a. Consolidated Financial Statements filed herewith as required under Item 8 of this Annual Report on Form 10-K includes consolidated balance sheets at June 30, 1997 and 1996 and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) for each of the three years ended
      June 30, 1997.

           The consolidated financial statement schedules of American Film Technologies, Inc. are omitted since they are neither required, not applicable, or the relevant information is otherwise included.

      b.   None.

      c. The following exhibits are included in this report or incorporated by reference:

           3.1    Certificate of Incorporation, as amended.

           3.2    Bylaws, as amended.

           10.1 Option Agreement dated May 3, 1995 between the Company and H.J. Meyers & Co., Inc. is incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.2 Amendment No. 1 to Option Agreement between the Company and H.J. Meyers & Co., Inc., dated July 11, 1995 is incorporated by reference to Exhibit 10.4 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.3 Selling Agency Agreement between the Company and H.J. Meyers & Co., Inc., dated as of July 12, 1995 is incorporated by reference to Exhibit 10.5 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.4 Amendment No. 2 to Selling Agency Agreement between the Company and H.J. Meyers & Co., Inc., dated October 5, 1995 is incorporated by reference to Exhibit 10.6 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.5 Consulting Agreement, dated December 20, 1995, between Adasar Group, Inc. and the Company is incorporated by reference to
                  Exhibit 10.7 to the

                  Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.6 Employment Agreement dated as of January 1, 1996 between the Company and Gerald M. Wetzler is incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.7 Stock Option Agreement dated as of January 1, 1996 between the Company and Gerald M. Wetzler is incorporated by reference to
                  Exhibit 10.9 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.8 Stock Option Agreement dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to
                  Exhibit 10.10 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.9 Letter Agreement dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit
                  10.11 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.10 Transactional Stock Option Agreement, dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit 10.11 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.11 Registration Undertaking dated as of February 23, 1996 between the Company and Larry King is incorporated by reference to
                  Exhibit 10.12 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.12 Letter of Intent dated March 28, 1996 between the Company and H.J. Meyers & Co., Inc. is incorporated by reference to
                  Exhibit 10.13 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.13  Lease for San Diego Office is incorporated by reference to
                  Exhibit 10.14 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.14  Lease for New York Office is incorporated by reference to
                  Exhibit 10.15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

           10.15 Consulting Agreement between the Company and Harvey Finkel dated April 22, 1997.

           10.16 Stock Option Agreement between the Company and Harvey Finkel dated April 22, 1997.

           10.17 Stock Option Agreement between the Company and Harvey Finkel dated August 15, 1997.

           10.18 Stock Option Agreement between the Company and Gerald M. Wetzler dated June 17, 1996.

           10.19 Stock Option Agreement between the Company and Gerald M. Wetzler dated September 12, 1997.

           21     Subsidiaries of Registrant

           27     Financial Data Schedule

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

American Film Technologies, Inc.


           Signature                     Title                    Date

By:   /s/  Gerald M. Wetzler      Director,                  November 19, 1997
      --------------------------  Chief Executive
      Gerald M. Wetzler           Officer, Acting Chief
                                  Financial and Accounting
                                  Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                    Date

By:  /s/  Gerald M. Wetzler       Director,                  November 19, 1997
     --------------------------   Chief Execu-
     Gerald M. Wetzler            tive Officer,
                                  Acting Chief
                                  Financial and
                                  Accounting
                                  Officer

By:  /s/  Eric Illowsky           Director and               November 23, 1997
     --------------------------   Secretary
     Eric Illowsky


By:  /s/  Daniel A. Schwartz      Director                   November 19, 1997
     -------------------------
     Daniel A. Schwartz

By:                               Director
     -------------------------                               -----------------
     Larry King

By:  /s/  Harvey Finkel           Director                   November 19, 1997
     -------------------------
     Harvey Finkel

By:  /s/  Robert Frome            Director                   November 24, 1997
     -------------------------
     Robert Frome

By:  /s/ Leonard White            Director                   November 20, 1997
     -------------------------
     Leonard White



GARK

                             INDEX TO FINANCIAL STATEMENTS


Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity (Deficit)....................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
American Film Technologies, Inc.

We have audited the accompanying consolidated balance sheets of American Film Technologies, Inc. as of June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for of the years ended June 30, 1997 (Successor), June 30, 1996 (Successor) and June 30, 1995 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Film Technologies, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that American Film Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 15, 1993. The filing was the result of continuing defaults related to the Company's loans, recurring operating losses and insufficient cash flows. The Company's Plan of Reorganization was approved by the Bankruptcy Court on October 6, 1996; however, the Company must raise additional funds to finance its ongoing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.


                                        ERNST & YOUNG LLP

San Diego, California
September 19,1997

                        American Film Technologies, Inc.

                           Consolidated Balance Sheets

                                                                            JUNE 30,
                                                                    1997               1996
                                                                ------------       -----------
Assets
Current assets:
  Cash                                                          $    159,730       $   338,669
  Other current assets                                               122,787           106,254
                                                                ------------       -----------
Total current assets                                                 282,517           444,923

Equipment and software, net                                          350,754           444,459
Film library, net                                                    187,500           337,500
Reorganization value in excess of identifiable assets, net                --         6,017,772
                                                                ------------       -----------
                                                                $    820,771       $ 7,244,654
                                                                ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable:
    Current portion of notes payable                            $    405,307       $        --
    Other loans                                                       35,274            31,357
  Accounts payable and accrued expenses                              549,869           480,471
  Accrued compensation                                               134,580           220,058
                                                                ------------       -----------
Total current liabilities                                          1,125,030           731,886

Notes payable                                                      1,250,213         1,634,404
Stock option subscriptions subject to repurchase                     620,000           200,000


Stockholders' equity (deficit):
  Common stock, $.002 par value: Authorized shares -
    225,000,000; issued and outstanding shares -
    73,700,644 and 69,567,310 at June 30, 1997 and
    1996, respectively                                               147,402           139,135
  Capital in excess of par value                                  15,879,186         7,064,453
  Deferred compensation                                           (1,342,000)       (1,080,000)
  Accumulated deficit                                            (16,859,060)       (1,445,224)
                                                                ------------       -----------
Total stockholders' equity (deficit)                              (2,174,472)        4,678,364
                                                                ------------       -----------
                                                                $    820,771       $ 7,244,654
                                                                ============       ===========

See accompanying notes

                        American Film Technologies, Inc.

                      Consolidated Statements of Operations


                                                           SUCCESSOR                                PREDECESSOR
                                               ---------------------------------         ---------------------------------
                                                YEAR ENDED          OCTOBER 17,         JULY 1, 1995 TO        YEAR ENDED
                                                 JUNE 30,         1995 TO JUNE 30,        OCTOBER 16,           JUNE 30,
                                                   1997                 1996                 1995                 1995
                                               ------------         ------------         ------------         ------------
Distribution revenues                          $         --         $         --         $         --         $     22,343
Costs and expenses:
  Depreciation and amortization                     558,827              402,273              238,273              927,400
  Compensation and benefits -
    administrative and officers                   8,001,943              243,835              263,829              102,554
  Selling, general and administrative             1,022,453              729,530               97,108              319,281
  Interest expense, net                             141,138               69,586               33,132               70,789
  Reorganization items:
    Professional fees                                    --                   --               65,430              242,143
    U.S. Trustee fees                                    --                   --                1,250                1,750
    Write-off (recognition) of
      reorganization value in excess of
      identifiable assets                         5,689,475                   --           (6,326,258)                  --
                                               ------------         ------------         ------------         ------------
                                                 15,413,836            1,445,224           (5,627,236)           1,663,917
                                               ------------         ------------         ------------         ------------

Net income (loss)                              $(15,413,836)        $ (1,445,224)        $  5,627,236         $ (1,641,574)
                                               ============         ============         ============         ============

Net income (loss)  per share                   $      (0.21)        $      (0.02)        $       0.17         $      (0.06)
                                               ============         ============         ============         ============

Shares used in per share computation             72,008,051           69,563,192           32,232,802           29,285,802
                                               ============         ============         ============         ============

See accompanying notes.

                               American Film Technologies, Inc.

                  Consolidated Statements of Stockholders' Equity (Deficit)


                                    PREFERRED STOCK        COMMON STOCK
                                 --------------------- --------------------                                              TOTAL
                                   SHARES                 SHARES             CAPITAL IN                               STOCKHOLDERS'
                                 ISSUED AND  PREFERRED  ISSUED AND            EXCESS OF      DEFERRED   ACCUMULATED     EQUITY
                                 OUTSTANDING   STOCK   OUTSTANDING  AMOUNT       PAR       COMPENSATION   DEFICIT      (DEFICIT)
                                 ----------- --------- ----------- --------  ------------  -----------  ------------  ------------
PREDECESSOR
Balance at June 30, 1994           695,250     $ 695   26,010,802  $ 52,022  $ 13,215,567  $        --  $(15,033,075) $ (1,764,791)
  Net loss                              --        --           --        --            --           --    (1,641,574)   (1,641,574)
  Issuance of common stock at
    .04 per share                       --        --    1,000,000     2,000        38,000           --            --        40,000
  Issuance of common stock at
    .09 per share                       --        --    1,000,000     2,000        88,000           --            --        90,000
  Issuance of common stock at
    .01 per share                       --        --    2,000,000     4,000        16,000           --            --        20,000
  Issuance of common stock at
    .05 per share                       --        --      400,000       800        19,200           --            --        20,000
  Option related to H. J. Meyers
    refinancing plan                    --        --           --        --       150,000           --            --       150,000
                                  --------     -----   ----------  --------  ------------  -----------  ------------  ------------
Balance at June 30, 1995           695,250       695   30,410,802    60,822    13,526,767           --   (16,674,649)   (3,086,365)
  Net income - July 1, 1996 to
    October 16, 1996                    --        --           --        --            --           --     5,627,236     5,627,236
  Private placement                     --        --   38,982,508    77,965     3,181,907           --            --     3,259,872
  Issuance of stock to
    employees                           --        --      164,000       328            --           --            --           328
Recapitalization of Company
  due to Fresh Start Reporting
  under Reorganization Plan       (695,250)     (695)          --        --   (11,046,721)          --    11,047,413            (3)
                                  --------     -----   ----------  --------  ------------  -----------  ------------  ------------
SUCCESSOR:
Balance at October 16, 1995             --        --   69,557,310   139,115     5,661,953           --            --      ,801,068
  Net loss - October 17, 1997
    to June 30, 1997                    --        --           --        --            --           --    (1,445,224)   (1,445,224)
  Issuance of stock to pay
    vendor                              --        --       10,000        20         2,500           --            --         2,520
  Receipt of additional
    subscription money                  --        --           --        --       200,000           --            --       200,000
  Deferred compensation related
    to issuance of stock option         --        --           --        --     1,200,000   (1,200,000)           --            --
  Amortization of deferred
    compensation                        --        --           --        --            --      120,000            --       120,000
                                  --------     -----   ----------  --------  ------------  -----------  ------------  ------------
Balance at June 30, 1996                --        --   69,567,310   139,135     7,064,453   (1,080,000)   (1,445,224)    4,678,364
  Net loss                              --        --           --        --            --           --   (15,413,836)  (15,413,836)
  Issuance of stock                     --        --    3,833,334     7,667       567,333           --            --       575,000
  Exercise of stock options             --        --      300,000       600        34,400           --            --        35,000
  Deferred compensation related
    to issuance of stock options        --        --           --        --     3,298,000   (3,298,000)           --            --
  Amortization of deferred
    compensation                        --        --           --        --            --    3,036,000            --     3,036,000
  Compensation expense related
    to issuance of stock options        --        --           --        --     4,832,000           --            --     4,832,000
  Convertible debt discount             --        --           --        --        83,000           --            --        83,000
                                  --------     -----   ----------  --------  ------------  -----------  ------------  ------------
Balance at June 30, 1997                --     $  --   73,700,644  $147,402  $ 15,879,186  $(1,342,000) $(16,859,060) $ (2,174,472)
                                  ========     =====   ==========  ========  ============  ===========  ============  ============

  See accompanying notes.

                            American Film Technologies, Inc.

                          Consolidated Statements of Cash Flows


                                                             SUCCESSOR                       PREDECESSOR
                                                  --------------------------------  -----------------------------
                                                   YEAR ENDED       OCTOBER 17,     JULY 1, 1995       YEAR ENDED
                                                    JUNE 30,      1995 TO JUNE 30,  TO OCTOBER 16,      JUNE 30,
                                                      1997             1996             1995             1995
                                                  ------------      -----------      -----------      -----------
Operating activities
Net income (loss)                                 $(15,413,836)     $(1,445,224)     $ 5,627,236      $(1,641,574)
Adjustments to reconcile net (loss) to net
  cash used by operating activities:
    Depreciation and amortization                      558,827          402,273          237,920          927,400
    Amortization of deferred compensation            3,036,000          120,000               --               --
    Amortization of debt discount                       17,291               --               --               --
    Loss on disposal of assets in Mexico                    --               --               --           65,546
    Write-off (recognition) of reorganization
      value in excess of identifiable assets         5,689,475               --       (6,326,258)              --
    Compensation expense                             4,832,000               --               --               --
    Changes in assets and liabilities:
      Restricted cash                                       --               --           15,322           51,412
      Accounts receivable                                   --               --           23,692             (184)
      Other current assets                             (16,533)         (69,761)          63,221            3,028
      Accounts payable and accrued expenses             69,398         (988,064)         (17,277)         652,576
      Liabilities subject to compromise                     --               --               --          150,273
      Accrued compensation                             (85,478)        (509,318)         228,281         (333,173)
                                                  ------------      -----------      -----------      -----------
Net cash used in operating activities               (1,312,856)      (2,490,094)        (147,863)        (124,696)

INVESTING ACTIVITIES
Purchase of equipment and software                          --               --               --         (215,000)
                                                  ------------      -----------      -----------      -----------
Net cash used by investing activities                       --               --               --         (215,000)

FINANCING ACTIVITIES
Principal payments on notes payable - bank                  --         (348,385)        (250,000)         (25,000)
Principal payments on notes payable -
  equipment and other                                       --         (431,232)              --               --
Principal payments on long-term debt                        --           (7,830)              --               --
Proceeds from notes payable - other                    103,917          140,289          503,000           29,300
Proceeds from common stock subscriptions                    --          200,000        2,960,200               --
Stock option subscriptions subject
  to repurchase                                        420,000          200,000               --               --
Proceeds from sale of common stock                     610,000               --               --               --
Proceeds from sale of common stock                          --               --               --          170,000
Proceeds from options on refinancing plan                   --               --               --          150,000
                                                  ------------      -----------      -----------      -----------
Net cash provided (used) by financing
  activities                                         1,133,917         (247,158)       3,213,200          324,300
                                                  ------------      -----------      -----------      -----------

Net increase (decrease) in cash                       (178,939)      (2,737,252)       3,065,337          (15,396)
Cash at beginning of period                            338,669        3,075,921           10,584           25,980
                                                  ------------      -----------      -----------      -----------
Cash at end of period                             $    159,730      $   338,669      $ 3,075,921      $    10,584
                                                  ============      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period
    for interest                                  $     50,246      $   158,319      $        --      $        --
                                                  ============      ===========      ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock/warrants
  in connection with debt                         $     83,000      $        --      $   300,000      $        --
                                                  ============      ===========      ===========      ===========
Issuance of common stock to pay vendor            $         --      $        --      $     2,520      $        --
                                                  ============      ===========      ===========      ===========

See accompanying notes.

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                 June 30, 1997


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

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H. J. Meyers Agreement), the Company completed a private placement for $3,460,200 and the Company must raise additional funds to finance its future operations. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1997. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims or any class of creditors that are provided for in the Company's Plan of Reorganization. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Accounting" below. The only effects of the bankruptcy proceedings reflected in the accompanying financial statements as of June 30, 1996 are "Liabilities subject to compromise", which are

                        American Film Technologies, Inc.

1.  REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

impaired prepetition liabilities in accordance with the Plan and "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statement of Operations.

PLAN OF REORGANIZATION

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995 (the "Effective Date"). Under the terms of the Plan, the following is a summary of treatment of each of the major classes of creditors and stockholders:

                      ESTIMATED
    CLASS OF          AMOUNT OF
     CLAIMS             CLAIM              DISTRIBUTION UNDER THE PLAN             STATUS
----------------     ------------      ------------------------------------     -------------
Class 1 -               $86,000        Cash payment in full on effective        Unimpaired
Employee                               date.
Priority Claim

Class 2 -               $80,000        Cash payment on Distribution Date        Unimpaired
Priority Claims                        or, at the Company's discretion,
                                       over six years plus interest

Class 3 -              $623,000        Cash payment on the effective date       Unimpaired
Comerica                               plus interest and reasonable legal
Claims                                 fees

Class 4 -              $500,000        Cash payment plus interest on the        Unimpaired
Secured                                effective date
Claims

Class 5 - DIP          $122,000        $110,000 cash payment plus accrued       Impaired
Financing                              interest on effective date and
Claims                                 remainder in one year note.

Class 6 -                $6,000        Cash payment in full on effective        Unimpaired
Convenience                            date.
Claims

                        American Film Technologies, Inc.

1.  REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

                      ESTIMATED
    CLASS OF          AMOUNT OF
     CLAIMS             CLAIM              DISTRIBUTION UNDER THE PLAN               STATUS
----------------     ------------      ------------------------------------     -------------
Class 7 -            $1,650,000        Unsecured five year notes in full        Impaired
Unsecured                              amount of allowed claim, with
Claims                                 interest at 7%.

Class 8 -            N/A               $10 cash on effective date.              Impaired
Preferred                              Unexercised Series B and the Series
Stock Interest                         C and D voting convertible preferred
                                       stock interest will be canceled

Class 9 -            N/A               Retained, subject to dilution            Impaired
Common
Stock Interest

Class 10 -           N/A               Cancelled                                Impaired
Other Equity
Interests


The above Class 7 Unsecured Claims does not include the Class 7 Claim of Joseph Taritero which has been compromised pursuant to the provisions of a prior Stipulation and Order (see Note 11).

A claim becomes impaired when the legal, contractual or equitable right of such claim is altered, modified or changed by the proposed treatment under the Plan.

H. J. MEYERS AGREEMENT

On May 3, 1995, the Company executed an agreement with H. J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option as of May 30, 1995, to purchase common stock from the Company for $3,000,000 which would provide Meyers up to 51% of the outstanding shares. Upon approval of the agreement by the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non-refundable fee

                        American Film Technologies, Inc.

1.  REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

of $150,000 for the option. The agreement required Meyers to pay the $3,000,000 to the Company upon the Effective Date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors", as that term is defined by the Securities Act of 1933. The net proceeds to the Company totaled $3,460,200, including the conversion of the $300,000 bridge loan discussed below.

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

                        American Film Technologies, Inc.

1.  REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

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

FRESH START REPORTING

Under the provision of Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

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

                        American Film Technologies, Inc.

1.  REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                                (1)
                                                             H.J MEYERS            (2)            REORGANIZED
                                            PRIOR TO           PRIVATE         FRESH START          BALANCE
ASSETS                                   REORGANIZATION       PLACEMENT        ADJUSTMENTS           SHEET
                                          ------------       -----------       ------------       -----------
Current assets:
  Cash                                    $    115,721       $ 2,960,200       $         --       $ 3,075,921
  Restricted cash                            2,960,200        (2,960,200)                --                --
  Accounts receivable                               --                --                 --                --
  Other current assets                          36,493                --                 --            36,493
                                          ------------       -----------       ------------       -----------
Total current assets                         3,112,414                --                 --         3,112,414

Equipment and software, at cost, net           755,253                --           (305,253)          450,000
Leasehold improvement, net                      64,740                --                 --            64,740
Film library, net                               55,380                --            394,620           450,000
                                          ------------       -----------       ------------       -----------
Property and equipment, net                    875,373                --             89,367           964,740

Reorganization value in excess of
  identifiable assets                               --                --          6,237,264         6,237,264
                                          ------------       -----------       ------------       -----------
Total assets                              $  3,987,787       $        --       $  6,326,631       $10,314,418
                                          ============       ===========       ============       ===========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Notes payable:
    Bank loans - in default               $    348,385       $        --       $         --       $   348,385
    Other loans                                622,300          (300,000)                --           322,300
  Accounts payable and accrued
    expenses                                 1,470,705                --                350         1,471,055
  Accrued compensation                         729,376                --                 --           729,376
                                          ------------       -----------       ------------       -----------
Total current liabilities                    3,170,766          (300,000)               350         2,871,116

Notes payable                                       --                --          1,642,234         1,642,234
Liabilities subject to compromise            1,642,211                --         (1,642,211)               --

Stockholders' equity (deficit):
  Preferred stock                                  695                --               (695)               --
  Common stock                                  60,822            78,293                 --           139,115
  Capital in excess of par value            13,526,767         3,181,907        (11,046,721)        5,661,953
  Accumulated deficit                      (17,373,674)               --         17,373,674                --
  Subscription payable                       2,960,200        (2,960,200)                --                --
                                          ------------       -----------       ------------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (825,190)          300,000          6,326,258         5,801,068
                                          ------------       -----------       ------------       -----------
                                          $  3,987,787       $        --       $  6,326,631       $10,314,418
                                          ============       ===========       ============       ===========

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

CONSOLIDATION

The consolidated financial statements include the accounts of Midtech de Mexico, S.A., the Company's wholly-owned inactive Mexican subsidiary. All intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company's business is the production of color versions of motion pictures and television programs originally produced in black-and-white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

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

                        American Film Technologies, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided over the estimated useful lives of the underlying assets using primarily the straight-line method over a five-year period. The Film Library is being amortized over a three-year period. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the assets.

PRODUCTION COSTS - EXCLUDING DEPRECIATION AND AMORTIZATION

Cost of sales includes direct salaries and related benefits of production personnel and an allocation of overhead and materials costs used in the coloring and animation processes.

LOSS PER SHARE

Loss per share has been calculated by dividing the net loss applicable to common stock for the period by the weighted average number of common stock and common stock equivalents outstanding for the periods indicated. For the years ended June 30, 1997, 1996 and 1995, no exercise of stock equivalents was assumed because such equivalents would be anti-dilutive.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, for those Company employee stock options issued with an exercise price not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be

                        American Film Technologies, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

required to change the method currently used to compute the net income (loss) per share and to restate all prior periods. Under the new requirements for calculating primary new income (loss) per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 will not be material.

3.  FILM LIBRARY

The Company's film library, consists of 11 films held for distribution and or sale, and are stated as follows:

                                                               JUNE 30,
                                                        1997              1996
                                                      --------          --------
Estimated fair value                                  $450,000          $450,000
Less accumulated amortization                          262,500           112,500
                                                      --------          --------
                                                      $187,500          $337,500
                                                      ========          ========

The related amortization of the Film Library for the year ended June 30, 1997, the period ended June 30, 1996, (October 17, 1995 to June 30, 1996), and the year ended June 30, 1995 was $150,000, $112,500 and $74,000, respectively.

4. EQUIPMENT AND SOFTWARE

Equipment and software consists of the following:

                                                                JUNE 30,
                                                          1997            1996
                                                        --------        --------
Assets:
   Equipment                                            $426,241        $430,000
   Software                                               20,000          20,000
   Leasehold improvements                                 64,740          64,740
                                                        --------        --------
                                                         510,981         514,740
Accumulated depreciation and amortization:
   Equipment                                             147,666          64,500
   Software                                                7,000           3,000
   Leasehold improvements                                  5,561           2,781
                                                        --------        --------
                                                         160,227          70,281
                                                        --------        --------
                                                        $350,754        $444,459
                                                        ========        ========

                           American Film Technologies, Inc.

5.  REORGANIZATION VALUE IN EXCESS OF IDENTIFIABLE ASSETS

In accordance with Statement of Position (SOP) 90-7, upon the Effective Date, $6,326,258 of the reorganization value of the Company was not attributable to identifiable tangible or intangible assets and accordingly has been classified as an intangible asset. While the estimated reorganization value of the Company has been allocated to specific asset categories pursuant to Fresh Start Reporting, the allocation may be subject to further refinement, which will cause this "reorganization value" account to be adjusted accordingly. Furthermore, any adjustment relating to the settlement of a disputed prepetition claim by the Bankruptcy court will also cause this "reorganization value" account to be adjusted accordingly.

Since the Effective Date through June 30, 1997, the Company has not been able to restart its operations. Due to the Company's financial position and uncertainty in estimating future cash flows, at June 30, 1997, the Company wrote off the reorganization value in excess of identifiable assets as recoverability of the asset is uncertain.

6.  DEBTOR IN POSSESSION SECURED FINANCING

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

7.  NOTES PAYABLE

At June 30, 1996, liabilities are reported in accordance with SOP 90-7, which requires that the balance sheet of an entity in Chapter 11 distinguish prepetition liabilities subject to compromise from those that are not (such as fully secured liabilities that are expected not to be compromised) and postpetition liabilities. Liabilities that may be affected by the Plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. As of the Effective Date, liabilities subject to compromise were reclassified to long-term notes payable in accordance with the repayment terms of the Plan of Reorganization.

                        American Film Technologies, Inc.

7.  NOTES PAYABLE (CONTINUED)

Principal categories of notes payable at June 30, 1997 and 1996 consist of the following:

                                                              JUNE 30,
                                                       1997              1996
                                                    -----------       ----------
Trade and other claims                              $ 1,346,487       $1,360,363
Accrued compensation                                     96,542           95,841
Billings on uncompleted contracts                       178,200          178,200
Notes payable to shareholder, net of debt
           discount of $65,709                           34,291               --
                                                    -----------       ----------
                                                      1,655,520        1,634,404
Less current portion of notes payable                  (405,307)              --
                                                    -----------       ----------
                                                    $ 1,250,213       $1,634,404
                                                    ===========       ==========

The amounts at June 30, 1996 have been converted to notes payable under the Plan and bear interest at 7%. Accrued interest payable at June 30, 1997 and 1996 are $114,179 and $82,532, respectively.

Included in notes payable above is a $100,000 loan from a shareholder. On February 3, 1997, the Company signed a two-year convertible note payable secured by the Company's assets and bearing interest at 9% per annum. The note converts, at the option of the of the holder, into common stock of the Company at a rate of $0.09 per share, a discount of $83,000 from the market price of common stock on that date. The estimated value of this discounted conversion term has been recorded to reduce the carrying value of the note and as capital in excess of par. The debt discount will be amortized as a component of interest expense over the term of the note. At June 30, 1997, $17,291 has been amortized to interest expense.

Annual aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1997 are:

               1998                               $  405,307
               1999                                  505,307
               2000                                  405,307
               2001                                  405,308
                                                  ----------
                                                  $1,721,229
                                                  ==========

                        American Film Technologies, Inc.

8.  OPERATING LEASES

The Company leases its facilities under the terms of three operating leases expiring at various dates through June 2001. Annual future minimum rental commitments under noncancelable operating leases as of June 30, 1997 are as follows:

               1998                              $207,389
               1999                               125,988
               2000                                66,933
               2001                                21,168
                                                 --------
                                                 $421,478
                                                 ========

Rent expense for 1997, 1996 (October 17, 1996 to June 30, 1997 and July 1, 1996 to October 16, 1996) and 1995 was $139,146, $98,093, $31,927 and $278,449,
respectively.

9.  INCOME TAXES

At June 30, 1997, the Company had net operating loss carryforwards of approximately $18,501,000 for federal income tax purposes and approximately $9,439,000 for state income tax purposes. These carryforwards will begin expiring in 1998 unless previously utilized. In addition, the Company has federal research and development credits of approximately $136,000 which expire in 2004 and 2008. The use of these carryforwards in any one year will be limited as a result of changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code, of the Company during fiscal 1993 and 1996.

As a result of these changes, the net operating losses incurred and tax credits generated prior to the first date of change will be subject to an annual limitation of approximately $6,500 and those generated prior to the second date of change will be subject to an annual limitation of approximately $146,000. As a result of these limitations, approximately $14,799,000 of federal and $7,739,000 of state net operating losses, and $136,000 of credits will not be utilized.

                        American Film Technologies, Inc.

9.  INCOME TAXES (CONTINUED)

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            JUNE 30,
                                                     1997              1996
                                                  -----------       -----------
Depreciation                                      $    45,000       $        --
Film library amortization                             228,000           250,000
Reserves                                               42,000           105,000
Net operating loss carryforwards                    1,353,000           584,000
Other                                                111,0000           202,000
                                                  -----------       -----------
Total deferred tax assets                           1,779,000         1,141,000
Valuation allowance for deferred tax assets        (1,779,000)       (1,141,000)
                                                  -----------       -----------
Net deferred tax asset                            $        --       $        --
                                                  ===========       ===========

10.  LAWSUIT SETTLEMENT

In January 1993, a suit was instituted against the Company by Joseph M. Taritero in the Superior Court of the State of California for the County of Los Angeles alleging breach of contract and fraud and seeking damages of $892,000. The Company has settled with Mr. Taritero for an amount totaling $275,000. In accordance with the terms of the Plan, $125,000 was paid on the Effective Date, $75,000 was paid in April 1996 and the remaining $75,000 was paid in October 1997.

11.  STOCKHOLDERS' EQUITY (DEFICIT)

STOCK OPTIONS

In accordance with the terms of the Plan, all prepetition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 51,700,000 shares as of June 30, 1997 and 35,700,000 shares as of June 30, 1996.

                           American Film Technologies, Inc.

11.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The following table summarizes stock option activity for the two years ended June 30, 1997:

                                                            WEIGHTED -
                                                             AVERAGE
                                       NUMBER OF             EXERCISE
                                         SHARES               PRICE
                                       ----------           ----------
Outstanding at June 30, 1995            2,650,000              $.06
Granted                                33,050,000               .10
                                       ----------              ----
Outstanding at June 30, 1996           35,700,000               .10
Granted                                16,300,000               .11
Exercised                                (300,000)              .12
                                       ----------              ----
Outstanding at June 30, 1997           51,700,000              $.10
                                       ==========

The following is a table that summaries information concerning outstanding and exercisable stock options at June 30, 1997:

                                                 WEIGHTED
                                  WEIGHTED        AVERAGE                        WEIGHTED
                                  AVERAGE        REMAINING                       AVERAGE
    RANGE OF        NUMBER        EXERCISE      CONTRACTUAL        NUMBER        EXERCISE
    EXERCISE     OUTSTANDING       PRICE            LIFE         EXERCISABLE      PRICE
-----------------------------------------------------------------------------------------
   .01 - .20     51,500,000        $0.10            4.19          26,866,667      $0.11
   .21 - .40             --           --              --                  --         --
   .41 - .62        200,000         0.62            4.25             200,000       0.62
                 ----------------------------------------------------------------------
                 51,700,000        $0.10            4.03          27,066,667      $0.11


In January 1996, the Company granted options pursuant to an employment agreement with Gerald Wetzler, the Company's Chief Executive Officer. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.12. The options become exercisable on a cumulative at the rate of 1 and 2/3% per month. At June 30, 1997, 3,000,000 options were vested and exercisable. The options terminate on January 1, 2006. Deferred compensation for the estimated fair value of the options granted of $1,200,000 was recorded during 1996 and compensation expense of $240,000 and $120,000 was recognized in 1997 and 1996, respectively, related to these options.

                        American Film Technologies, Inc.

11.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Also included in 1996, Mr. Wetzler purchased, for a fee of $200,000, an option to acquire the Company's common stock, or in the alternative, preferred stock convertible into common stock, subject to approval of the shareholders, which occurred in February 1997. The option gives the right to purchase up to 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share. In accordance with APB 25, the difference between the exercise price and fair value of $4,600,000 was recorded as compensation. The option expires on June 17, 1998. In 1997, the Company received proceeds of $30,000 related to the exercise price of 250,000 options at $.13 per share by Mr. Wetzler.

On January 3, 1997, May 12, 1997 and June 5, 1997, Mr. Wetzler purchased, for $200,000, $160,000 and $60,000 respectively, options to purchase up to 10,000,000, 4,000,000 and 1,500,000 shares of the Company's common stock at exercise prices of $0.09, $0.13 and $0.13, respectively. The options vest over six months and expire on January 3, 2000, May 12, 2001 and May 12, 2001, respectively. In accordance with APB 25, the difference between the exercise price and the fair value on the date of grant of $3,298,000 is recorded as deferred compensation, which is then amortized over the vesting period.

In the event the Company undergoes a reorganization, merger or other form of a change in control, Mr. Wetzler can obligate the Company to redeem his options at the average market price during the five business days immediately preceding the change in control, less the option exercise price. Consequently, the amounts paid to acquire the options are reported as a long-term liability ("Stock option subscriptions subject to repurchase") in the accompanying balance sheets.

On February 9, 1996, the Company granted an option to purchase 2,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.01 to Larry King, a member of the Board of Directors. The options vest and become exercisable upon consummation of a financing arrangement within a two-year period from the date of grant. At June 30, 1997, no options were vested or exercisable. The options terminate on February 9,1998. Upon consummation of a financing arrangement in accordance with the terms of the agreement, the fair value of the option at the grant date ($220,000) will be treated as a financing cost.

Also in 1996, the Company granted an option to purchase 1.0 million shares of common stock to Larry King at an exercise price of $0.18 per share. One-third of the options vest immediately and the rest annually over two years and expire on February 23, 2006.

                           American Film Technologies, Inc.

11.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In accordance with APB 25, of the 800,000 options granted in 1997, the Company recorded $161,000 of compensation expense. The options were granted at exercise prices ranging from $0.05 per share to $0.62 per share (weighted-average exercise price of $0.23 per share). In accordance with the terms of the related option agreements, all options are fully vested at June 30, 1997 and are exercisable for a period of two years.

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively; risk-free interest rates of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 75% and a weighted average life of the options of 2.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over their respective vesting periods. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The Company's pro forma information follows:

                                                       JUNE 30
                                             ----------------------------
                                                 1997           1996
                                             ----------------------------
Pro forma net income                         $(16,005,610)   $(1,389,113)
Pro forma net income per share                      $0.22          $0.02
Weighted-average fair value of
  options ranted during the year                    $0.24          $0.20

                        American Film Technologies, Inc.

                        American Film Technologies, Inc.

11.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

POST-PETITION EMPLOYEE STOCK GRANTS

As inducement and compensation to certain key employees, (who were first put on reduced work and compensation schedules and later put on administrative leave), the Company agreed to issue common stock as compensation to discourage these key employees from seeking other employment. The agreement which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These shares vested immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 1997, 742,000 shares have been set aside, of which 164,000 of these shares were issued as of the Effective Date of the Plan.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed above, the Company recorded compensation expense (at June 30, 1997) in accordance with APB 25 on options granted to the Company's CEO. The compensation expense should have been recorded on the measurement date which would change the Company's results of operations reported for the three and nine months ended March 31, 1997 as follows:

                                                        THREE MONTHS        NINE MONTHS
                                                            ENDED              ENDED
                                                          MARCH 31,          MARCH 31,
                                                            1997               1997
                                                         --------------------------------
Net loss:
  As reported                                            $  (556,706)       $(1,534,124)
  As restated                                             (6,456,706)        (7,434,124)

Net loss per share:
  As reported                                            $     (0.01)       $     (0.02)
  As restated                                            $     (0.09)       $     (0.10)