Form 10-Q
period 1997-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1998-02-27
CIK 819028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934, for the Quarter Ended September 30, 1997.
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the Transition Period from ________ to ________

Commission file number 1-9748


                       AMERICAN FILM TECHNOLOGIES, INC.
             -----------------------------------------------------
              (Exact name of registrant as specified its charter)

Delaware                                                    23-2359277
------------------------------------------------------------------------------
(State or other juridiction of                    (IRS Employer Identification
 incorporation or organization)                               Number)

                   4105 Sorrento Valley Blvd., San Diego, CA
                   -----------------------------------------
                92121 (Address of principal executive offices)

Registrant's telephone number including area code: (619) 623-0830

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

         As of September 30, 1997, there were 72,008,051 shares of common stock outstanding.

                         PART 1. FINANCIAL INFORMATION

                       American Film Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                                   September 30,
                                                                       1997          June 30,
Assets                                                              (unaudited)        1997
                                                                   ------------    ------------
Current Assets:
  Cash                                                             $     95,212    $    159,730
  Other current assets                                                  184,044         122,787
                                                                   ------------    ------------
Total current assets                                                    279,256         282,517

Equipment and software, at cost, net                                    129,325         350,754
Film library, net                                                        71,220         187,500
                                                                   ------------    ------------

                                                                   $    479,801    $    820,771
                                                                   ============    ============

Liabilities and stockholders' equity/(deficit):
Current Liabilities:
  Notes payable:                                                              0         405,307
     Other loans                                                         12,300          35,274
  Accounts payable and accrued expenses                                 352,925         549,869
  Accrued compensation                                                  134,276         134,580
                                                                   ------------    ------------
Total current liabilities                                               499,501       1,125,030

Long-term notes payable                                               1,721,228       1,250,213
Stock options & subscriptions subject to repurchase                           0         620,000
                                                                   ------------    ------------
Total liabilities                                                     2,220,729       2,995,243

Stockholders' equity/(deficit):
Common stock, $.002 par value:
  Authorized shares - 225,000,000: issued and outstanding shares
72,008,051 and 69,567,310 at September 30, 1997
and  June 30, 1997  respectively                                        147,084         147,402
Capital in excess of par value                                       15,808,186      15,879,186
Deferred compensation                                                (1,342,000)     (1,342,000)
Accumulated deficit                                                 (17,313,800)    (16,859,060)
                                                                   ------------    ------------
Total stockholders' equity/(deficit)                                 (2,700,530)     (2,174,472)
                                                                   ------------    ------------
                                                                   ($   479,801)   $    820,771
                                                                   ============    ============

See accompanying notes

                       American Film Technologies, Inc.
                Condensed Consolidated Statements of Operations
            For the Three months ended September 30, 1997 and 1996
                                  (Unaudited)





                                               September 30,   September 30,
                                                   1997            1996
                                               ------------    ------------

Revenues:                                      $          0    $          0
                                               ------------    ------------
                                                          0               0

Expenses:

  Compensation and benefits - administrative
    and officers                                     70,702          99,600
  Selling, general and administrative               243,581         216,764
  Interest expense                                      752          30,974
  Depreciation and amortization                     139,705         139,707
                                               ------------    ------------
                                                    454,740         487,045
                                               ------------    ------------

Net loss                                           (454,740)       (487,045)
                                               ============    ============


Net loss per share                                    (0.01)          (0.01)


Shares used in per share computation             72,008,051      69,789,532
                                               ------------    ------------


See accompanying notes.

                       American Film Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
            For the Three months ended September 30, 1997 and 1996
                                  (Unaudited)




                                                          September 30,     September 30,
CASH FLOWS FROM OPERATION ACTIVITIES:                          1997              1996
                                                            ---------         ---------

Net (loss)                                                  ($454,740)        ($487,045)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                             139,705           139,707
    Amortization of Deferred compensation                      60,000            60,000
    Changes in assets and liabilities:
        Other current assets                                  (61,257)           49,910
        Accounts payable and accrued expenses                (196,944)          (12,165)
        Accrued compensation                                        0            (6,731)
                                                            ---------         ---------
Net cash (used) by operating activities                      (556,647)         (256,324)



Cash Flows From Financing Activities:
    Principal payments on notes payable - other               405,307           (19,057)
    Proceeds from  sale of common stock                          --             200,000
                                                            ---------         ---------
Net cash provided by financing activities                     405,307           180,943

Net increase/(decrease) in cash                               (64,518)          (75,381)
Cash, beginning of period                                     159,730           338,669
                                                            ---------         ---------
Cash, end of period                                         $  95,212         $ 263,288

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $     752         $   4,708

  Reduction of Long term debt written down against
    Reorganization value in excess of identifiable assets                     $  13,176

See accompanying notes.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997 (UNAUDITED)

1.  Reorganization Under Chapter 11

H. J. Meyers Agreement
The Company agreed to grant a one-time demand and piggy back registration right. For a period of two years from the effective date, (upon demand by at least 25% of the new stockholders) the new stockholders can demand the Company file a registration statement with the SEC covering the reoffer and resale of its shares (up to 38,982,508). Notwithstanding the foregoing, if at any time prior to exercise of the demand registration right the Company receives a Letter of Intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. On March 28, 1996, the Company entered into a letter of intent with H. J. Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the NASDAQ Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

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

Loss per Share
Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended September 30, 1997 and 1996, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

Stock Options
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

         Since emerging from bankruptcy, the Company has actively pursued new product development and opportunities, as well as strategic alliances, partners and other sources of financing. Related to those efforts, during the quarter ended September 30, 1996 the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. No shares were issued during the quarter ended September 30, 1997.

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

Results of Operations.

         The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ending September 30, 1997 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended September 30, 1997 the Company recorded net interest expense of approximately $1,000 as compared to $31,000 for the period ended September 30, 1996.

         For the quarters ended September 30, 1997 and 1996 the Company recorded compensation and benefits for its administration and officers of approximately $70,702 and $99,600 respectively.

         For the quarters ended September 30, 1997 and 1996, the Company recorded selling, general and administrative expenses of approximately $243,581 and $216,764 respectively.

         For the quarters ended September 30, 1997 and 1996, the Company recorded depreciation and amortization expense of approximately $139,705 and $139,707 respectively. Depreciation expense for the period ended September 30, 1996 is based on Fresh Start Accounting, which among other things, includes a restatement of all assets and liabilities to approximate their fair value as of the date of reorganization.

         For the quarters ended September 30, 1997 and 1996, the Company had a net loss of approximately $454,740 and $487,045 respectively, or $0.01 cent per share for each period.

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

         During the quarter ended September 30, 1996, the Company issued 1,333,334 shares of its Common Stock for an aggregate cash purchase price of $200,000. During the quarter ended September 30, 1997 the Company issued no stock.

         The Company believes that the funds received subsequent to the quarter ended September 30, 1997 will be sufficient to last through February, 1998. The Company is in discussions with other potential investors regarding the purchase of convertible debentures or other investments in the Company, however, there can be no assurance that any transaction can be negotiated or, if negotiated, that such a transaction can be consummated.

                          PART II : OTHER INFORMATION

Item 1. Legal Proceedings

         Subsequent to the end of the first quarter, in December, 1997, plaintiff, Robert Frankel, the owner of approximately 0.1% of the outstanding stock of American Film Technologies, Inc. ("AFT"), brought an action in the Monroe County Supreme Court of the State of New York against AFT and its then current Board of Directors. The plaintiff alleges that the board of AFT improperly allowed the Chairman and CEO, Gerald Wetzler, to purchase options and to receive convertible notes as security for loans made to AFT. The complaint seeks to have Mr. Wetzler's options and convertible notes voided, an accounting of all transactions between Gerald Wetzler and AFT and other damages in an unspecified amount. AFT and the Board have retained the law firm of Philips, Lytle, Hitchcock, Blaine & Huber LLP, Rochester, New York, to defend their interests in the action and intend to aggressively seek the dismissal of the claim. AFT does not believe the claim is viable as it fails to state a claim pursuant to New York or Delaware law. A response to the complaint is planned and the response should be issued on or before February 28, 1998.

Item 2.  Changes In Securities

         Sale of Unregistered Securities - In September, 1996, the Company issued 1,333,334 shares of its Common Stock (the "Shares") in a private placement to two investors for an aggregate purchase price of $200,000. The Shares were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As a result of the Plan, as of the Effective Date of the Plan, the Company adopted "fresh start" accounting, which reflects the payment or discharge of certain debts in accordance with the plan. "Fresh start accounting" allows a reorganized entity to reflect it reorganization value, which approximates it fair value at the date of reorganization. In addition, the accumulated deficit of the Company is eliminated and its capital structure is recast in conformity with the Plan.

                          PART II : OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The following exhibits are filed with this report:

                           4.1 Senior Secured Convertible Promissory Note, dated as of October 14, 1997, issued to Gerald M. Wetzler by the Company.

                           10.1 Senior Secured Note Purchase Agreement, dated as of October 14, 1997, between American Film Technologies, Inc., on the one hand, and York Capital Management, L.P., Neil Flanzraich, Gerald M. Wetzler, Robert L. Frome, Robert Eide Family Trust, and Howard M. Lorder Irrevocable Trust, on the other hand.

                           10.2 Security Agreement, dated as of October 14, 1997, between American Film Technologies, Inc., on the one hand, and York Capital Management, L.P., Neil Flanzraich, Gerald M. Wetzler, Robert L. Frome, Robert Eide Family Trust, and Howard M. Lorder Irrevocable Trust, on the other hand.

                  (b)      Reports on Form 8-K.

                           None.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.



Date: February 24, 1998           By: /s/  Gerald M. Wetzler,
     --------------------            -------------------------
                                          Gerald M. Wetzler,
                                          Chairman, Chief Executive Officer and
                                          Acting Chief Financial and Accounting
                                          Officer