Form 10-Q/A
period 1997-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1998-03-18
CIK 819028

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1

                                      to
                                   Form 10-Q

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

                         PART 1. FINANCIAL INFORMATION

                       American Film Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                                   September 30,
                                                                       1997          June 30,
Assets                                                              (unaudited)        1997
                                                                   ------------    ------------
Current Assets:
  Cash                                                             $     95,212    $    159,730
  Other current assets                                                  121,474         122,787
                                                                   ------------    ------------
Total current assets                                                    216,686         282,517

Equipment and software, at cost, net                                    255,144         350,754
Film library, net                                                       121,875         187,500
                                                                   ------------    ------------

                                                                   $    593,705    $    820,771
                                                                   ============    ============

Liabilities and stockholders' equity/(deficit):
Current Liabilities:
  Notes payable:                                                        405,307         405,307
     Other loans                                                         12,300          35,274
  Accounts payable and accrued expenses                                 533,038         549,869
  Accrued compensation                                                  135,780         134,580
                                                                   ------------    ------------
Total current liabilities                                             1,086,425       1,125,030

Long-term notes payable                                               1,284,493       1,250,213
Stock options & subscriptions subject to repurchase                     620,000         620,000
                                                                   ------------    ------------
Total liabilities                                                     2,990,918       2,995,243

Stockholders' equity/(deficit):
Common stock, $.002 par value:
  Authorized shares - 225,000,000: issued and outstanding shares
72,008,051 and 69,567,310 at September 30, 1997
and  June 30, 1997  respectively                                        147,402         147,402
Capital in excess of par value                                       16,051,185      15,879,186
Deferred compensation                                                (1,282,000)     (1,342,000)
Accumulated deficit                                                 (17,313,800)    (16,859,060)
                                                                   ------------    ------------
Total stockholders' equity/(deficit)                                  2,397,213      (2,174,472)
                                                                   ------------    ------------
                                                                    $   593,705    $    820,771
                                                                   ============    ============

See accompanying notes

                       American Film Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
            For the Three months ended September 30, 1997 and 1996
                                  (Unaudited)




                                                          September 30,     September 30,
CASH FLOWS FROM OPERATION ACTIVITIES:                          1997              1996
                                                            ---------         ---------

Net (loss)                                                  ($454,740)        ($487,045)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                             161,235           139,707
    Amortization of Deferred compensation                      60,000            60,000
    Changes in assets and liabilities:
        Other current assets                                    1,313            49,910
        Accounts payable and accrued expenses                 (16,831)          (12,165)
        Accrued compensation                                    1,200            (6,731)
                                                            ---------         ---------
Net cash (used) by operating activities                       247,823          (256,324)



Cash Flows From Financing Activities:
    Principal payments on notes payable - other                11,306           (19,057)
    Proceeds from  sale of common stock                       171,999           200,000
                                                            ---------         ---------
Net cash provided by financing activities                     183,305           180,943

Net increase/(decrease) in cash                               (64,518)          (75,381)
Cash, beginning of period                                     159,730           338,669
                                                            ---------         ---------
Cash, end of period                                         $  95,212         $ 263,288

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $     752         $   4,708

  Reduction of Long term debt written down against
    Reorganization value in excess of identifiable assets                     $  13,176



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



Date: March 18, 1998               By: /s/  Gerald M. Wetzler,
     --------------------            -------------------------
                                          Gerald M. Wetzler,
                                          Chairman, Chief Executive Officer and
                                          Acting Chief Financial and Accounting
                                          Officer