Form 10-Q
period 1997-12-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1998-04-24
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended December 31, 1997.

( )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the Transition Period from        to
                                                              -------  -------

Commission file number 1-9748

                        AMERICAN FILM TECHNOLOGIES, INC.
               ---------------------------------------------------
               (Exact name of registrant as specified its charter)


Delaware                                                            23-2359277
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                Number)

                 4105 Sorrento Valley Blvd., San Diego, CA 92121
                 -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code: (619) 623-0830

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X      No
                                          -------     ------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes       No   X
                                                   -----   -------

         As of December 30, 1997, there were 73,700,576 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     December 31,            June 30,
                                                                         1997                  1997
                                                                     ------------         ------------
Assets                                                               (unaudited)          (unaudited)

Current Assets:
  Cash                                                                $    51,578          $   159,730
  Other current assets                                                     90,344              122,787
                                                                      -----------          -----------
Total current assets                                                      141,922              282,517

Equipment and software, at cost, net                                      327,442              350,754
Film library, net                                                         112,500              187,500
                                                                      -----------          -----------

                                                                      $   581,864          $   820,771
                                                                      ===========          ===========
Liabilities and stockholders' equity:
Current Liabilities:
  Notes payable:
     Current portion of long-term notes payable                       $   405,307          $   405,307
     Other loans                                                                0               35,274
  Accounts payable and accrued expenses                                   382,093              549,869
  Accrued compensation                                                    137,280              134,580
                                                                      -----------          -----------
Total current liabilities                                                 924,680            1,125,030

Long-term notes payable                                                 1,580,954            1,250,213
Stock options & subscription subject to repurchase                        620,000              620,000
                                                                      -----------          -----------
Total liabilities                                                       3,125,634            2,995,243

Stockholders' equity:
Common stock, $.002 par value:
     Authorized shares - 225,000,000 at December 31, 1997 and
     June 30, 1997: issued and outstanding shares 73,700,576
     at December 31, 1997 and 73,700,644 at June 30, 1997                 147,402              147,402
Capital in excess of par value                                         16,051,185           15,879,186
Deferred compensation                                                  (1,222,000)          (1,342,000)
Accumulated deficit                                                   (17,520,357)         (16,859,060)
                                                                      -----------          -----------
Total stockholders' equity                                             (2,543,770)          (2,174,472)
                                                                      -----------          -----------
                                                                      $   581,864          $   820,771
                                                                      ===========          ===========

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

              For the Three months ended December 31. 1997 and 1996

                                   (Unaudited)

                                                            December 31,    December 31,
                                                               1997            1996
                                                            ------------   --------------
Revenues:                                                             $0               $0
                                                            ------------   --------------
                                                                       0                0

Expenses:

  Compensation and benefits - administrative
    and officers                                                  83,105          100,818
  Selling, general and administrative                            162,244          219,076
  Interest expense                                                 2,601           30,774
  Depreciation and amortization                                   49,062          139,707
  Reorganization items:
    Professional fees                                                                   0
    U.S. Trustee fees                                                                   0
                                                            ------------     ------------
                                                                 297,012          490,375
                                                            -----------------------------

Net loss                                                        (297,012)        (490,375)
                                                            =============================


Net loss per share                                                 (0.00)           (0.01)


Shares used in per share computation                          72,008,051       72,567,311
                                                            -----------------------------

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
              For the Three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                 December 31       December 31
CASH FLOWS FROM OPERATION ACTIVITIES:                                1997              1996
                                                                -------------------------------
Net (loss)                                                         ($297,012)        ($490,372)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                                     49,062           139,707
    Amortization of Deferred compensation                             60,000            60,000
    Changes in assets and liabilities:
        Restricted cash                                                    -                 -
        Other current assets                                           9,600          (179,912)
        Accounts payable and accrued expenses                       (150,945)          (18,439)
        Accrued compensation                                           1,500           (63,123)
                                                                -------------------------------
Net cash (used) by operating activities                             (327,795)         (552,139)

Cash Flows From Investing Activities:
                                                                           -                 -
                                                                -------------------------------
Net cash provided (used) by investing activities                           0                 0

Cash Flows From Financing Activities:
    Principal payments on notes payable - bank                             -                 -
    Principal payments on notes payable - other                      (12,300)          160,876
    Proceeds from notes payable - other                              296,461
    Proceeds from sale of common stock                                     -           375,000
    Proceeds from common stock subscriptions                               -                 -
                                                                -------------------------------
Net cash provided by financing activities                            284,161           535,876

Net increase/(decrease) in cash                                      (43,634)          (16,263)
Cash, beginning of period                                             95,212           263,288
                                                                -------------------------------
Cash, end of period                                                  $51,578          $247,025

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            $2,601           $61,748

  Reduction of Long term debt written down against
    Reorganization value in excess of identifiable assets                              $78,781

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

               For the Six months ended December 31. 1997 and 1996

                                   (Unaudited)

                                                                   December 31,         December 31,
                                                                      1997                 1996
                                                               ------------------     --------------
Revenues:                                                                     $0                 $0
                                                               ------------------     --------------
                                                                               0                  0

Expenses:

  Compensation and benefits - administrative
    and officers                                                         153,807            200,418
  Selling, general and administrative                                    405,825            435,838
  Interest expense                                                         3,353             61,748
  Depreciation and amortization                                           98,312            279,414
  Reorganization items:
    Professional fees                                                                             0
    U.S. Trustee fees                                                                             0
                                                               ------------------     --------------
                                                                         661,297            977,418
                                                               -------------------------------------

Net loss                                                                (661,297)          (977,418)
                                                               =====================================


Net loss per share                                                         (0.01)             (0.01)


Shares used in per share computation                                  72,008,051         71,178,421
                                                               -------------------------------------

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
               For the Six months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                    December 31          December 31
CASH FLOWS FROM OPERATION ACTIVITIES:                                  1997                 1996
                                                                   ----------------------------------
Net (loss)                                                            ($661,297)           ($977,417)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                                        98,312              279,414
    Amortization of Deferred compensation                               120,000              120,000
    Changes in assets and liabilities:
        Restricted cash                                                       -                    -
        Other current assets                                             32,443             (130,002)
        Accounts payable and accrued expenses                          (167,776)             (30,604)
        Accrued compensation                                              2,700              (69,854)
                                                                   ----------------------------------
Net cash (used) by operating activities                                (575,618)            (808,463)

Cash Flows From Investing Activities:
                                                                              -                    -
                                                                   ----------------------------------
Net cash provided (used) by investing activities                              0                    0

Cash Flows From Financing Activities:
    Principal payments on notes payable - bank                                -                    -
    Principal payments on notes payable - other                            (994)             (65,025)
    Proceeds from notes payable - other                                 296,461              206,844
    Proceeds from sale of common stock                                  171,999              575,000
    Proceeds from common stock subscriptions                                  -                    -
                                                                   ----------------------------------
Net cash provided by financing activities                               467,466              716,819

Net increase/(decrease) in cash                                        (108,152)             (91,644)
Cash, beginning of period                                               159,730              338,669
                                                                   ----------------------------------
Cash, end of period                                                     $51,578             $247,025

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                               $3,353              $61,748

  Reduction of Long term debt written down against
    Reorganization value in excess of identifiable assets                                    $78,781

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 (UNAUDITED)

1.  Reorganization Under Chapter 11

On October 15, 1993, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgement obtained before the commencement of the case. Under Chapter 11, substantially all prepetition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

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

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended December 31, 1997 and December 31, 1996, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

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

         The Company is engaged in discussions with potential strategic partners and investors in connection with their providing funding sufficient to enable the Company to become operational again. There can be no assurance as to when, if ever, the Company will be able to negotiate a transaction for funding or, if negotiated, that such a transaction can be consummated.

Results of Operations.

         The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended December 31, 1997 and for the period September 30, 1996 to December 31, 1996 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended December 31, 1997 the Company recorded net interest expense of approximately $2,601 as compared to $30,774 for the period September 30, 1996 to December 31, 1996. For the six month period ended December 31, 1997, the Company recorded net interest expense of $3,353.

         For the quarter ended December 31, 1997, the Company recorded compensation and benefits for its administration and officers of approximately $83,105 as compared to $100,818 for the period September 30, 1996 to December 31, 1996. For the six month period ended December 31, 1997, compensation and benefits for its administration and officers totaled approximately $153,807 including $120,000 of amortization expense related to the deferred compensation under Gerald Wetzler's compensation agreement.

         For the quarter ended December 31, 1997, the Company recorded selling, general and administrative expenses of approximately $162,244 as compared to $219,076 for the period September 30, 1996 to December 31, 1996. For the six month period ended December 31, 1997, selling, general and administrative expenses totaled approximately $405,825.

         For the quarter ended December 31, 1997, the Company recorded depreciation and amortization expense of approximately $49,062 as compared to $139,707 for the period September 30, 1996 to December 31, 1996. For the six month period ended December 31, 1997, depreciation and amortization expense totaled approximately $98,312. Depreciation and amortization expense for these periods is based on Fresh Start Accounting, which among other things, includes a restatement of all assets and liabilities to approximate their fair value as of the date of reorganization.

         For the quarter ended December 31, 1997 the Company had a net loss of approximately $297,000, or less than $0.01 per share, as compared to a net loss of $490,375 or $0.01 per share for the period September 30, 1996 to December 31, 1996. For the six month period ended December 31, 1997, the Company had a net loss of approximately $661,000, or $0.01 per share.

Liquidity and Capital Resources
         On or after October 10, 1997, AFT received commitments from a new group of Lenders, including Gerald Wetzler, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which such investors committed to provide at least $710,000, up to an aggregate amount of $1,000,000 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible to Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $500,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing were principally utilized to make the principal and interest payments due on the Company's Bankruptcy Notes and to fund the Company's working capital requirements.

         Since December the Company has sold another $157,000 in senior secured debentures. Of this amount, $100,000 was purchased by Mr. Wetzler. The Company expects the current funding to be sufficient to June, 1998.

         The Company is engaged in discussions with potential strategic partners and investors in connection with their providing funding sufficient to enable the Company to become operational again. There can be no assurance as to when, if ever, the Company will be able to negotiate a transaction for funding or, if negotiated, that such a transaction can be consummated.

                           PART II : OTHER INFORMATION

Item 1. Legal Proceedings

         Subsequent to the end of the first quarter, in December, 1997, plaintiff, Robert Frankel, the owner of approximately 0.1% of the outstanding stock of American Film Technologies, Inc. ("AFT"), brought an action in the Monroe County Supreme Court of the State of New York against AFT and its then current Board of Directors. The plaintiff alleges that the board of AFT improperly allowed the Chairman and CEO, Gerald Wetzler, to purchase options and to receive convertible notes as security for loans made to AFT. The complaint seeks to have Mr. Wetzler's options and convertible notes voided, an accounting of all transactions between Gerald Wetzler and AFT and other damages in an unspecified amount. AFT and the Board have retained the law firm of Philips, Lytle, Hitchcock, Blaine & Huber LLP, Rochester, New York, to defend their interests in the action and intend to aggressively seek the dismissal of the claim. AFT does not believe the claim is viable as it fails to state a claim pursuant to New York or Delaware law. A motion to dismiss was filed on February 28, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K
         None

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed n its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.




Date:  April 24, 1998                  By: /s/ Gerald M. Wetzler
                                           -----------------------------------
                                           Gerald M. Wetzler
                                           Chairman, Chief Executive Officer