Form 10-Q
period 1998-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1998-05-22
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended March 31, 1998.

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, for the Transition Period from          to
                                                          ---------  ----------
Commission file number 1-9748

                        AMERICAN FILM TECHNOLOGIES, INC.
               -------------------------------------------------
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

Registrant's telephone number including area code: (619) 623-0830

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                           -----   ------

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes     No  X
                                   -------     -----

   As of March 31, there were 73,700,576 shares of common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheets

                                                                               March 31,               June 30,
                                                                                 1998                    1997
                                                                             ------------            ------------
                                                                              (unaudited)
Assets

Current Assets:
  Cash                                                                       $      7,043            $    159,730
  Other current assets                                                            111,965                 122,787
                                                                             ------------            ------------
Total current assets                                                              119,008                 282,517

Equipment and software, at cost, net                                              315,377                 350,754
Film library, net                                                                  75,000                 187,500
                                                                             ------------            ------------

                                                                             $    509,385            $    820,771
                                                                             ============            ============

Liabilities and stockholders' equity:
Current Liabilities:
  Notes payable:
     Current portion of long-term notes payable                              $    405,307            $    405,307
     Other loans                                                                                           35,274
  Accounts payable and accrued expenses                                           414,760                 549,869
  Accrued compensation                                                            135,649                 134,580
                                                                             ------------            ------------
Total current liabilities                                                         955,716               1,125,030

Long-term notes payable                                                         1,646,919               1,250,213
Stock options & subscription subject to repurchase                                620,000                 620,000
                                                                             ------------            ------------
Total liabilities                                                               3,222,635               2,995,243


Stockholders' equity  (deficit):
Common stock, $.002 par value:
     Authorized shares - 225,000,000 at March 31, 1998 and
      June 30, 1997: issued and outstanding shares -
      73,450,644 at March 31, 1998 and 73,700,644 at June 30, 1997                147,403                 147,402
Capital in excess of par value                                                 16,051,185              15,879,186
Deferred compensation                                                          (1,162,000)             (1,342,000)
Accumulated deficit                                                           (17,749,838)            (16,859,060)
                                                                             ------------            ------------
Total stockholders' equity                                                     (2,713,250)             (2,174,472)
                                                                             ------------            ------------
                                                                             $    509,385            $    820,771
                                                                             ============            ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                               For the Three months ended March 31,             For the Nine months ended March 31,
                                               1998 and March 31, 1997                          1998 and March 31, 1997

                                                  March 31,              March 31,               March 31,               March 31,
                                                   1998                    1997                    1998                    1997
                                               ------------            ------------            ------------            ------------
Revenues:

  Distribution revenues                        $          0            $          0            $          0            $          0
                                               ------------            ------------            ------------            ------------
                                                          0                       0                       0                       0

Expenses:

  Compensation and benefits -
    administrative and officers                      72,204                  98,382                 226,011                 298,800
  General and administrative                        104,393                 286,858                 510,218                 722,696
  Interest expense, net                               3,319                  31,759                   6,672                  93,507
  Depreciation and amortization                      49,565                 139,707                 147,877                 419,121
  Reorganization items:
    Fresh start adjustments                               0                       0                       0                       0
    Professional fees                                     0                       0                       0                       0
    U.S. Trustee fees                                     0                       0                       0                       0
                                               ------------            ------------            ------------            ------------
                                                    229,481                 556,706                 890,778               1,534,124
                                               ------------            ------------            ------------            ------------

Net income/(loss)                              ($   229,481)           ($   556,706)           ($   890,778)           ($ 1,534,124)
                                               ============            ============            ============            ============

Net income/(loss) per share                    ($      0.00)           ($      0.01)           ($      0.01)           ($      0.02)
                                               ============            ============            ============            ============

Shares used in per share computation             73,700,576              73,417,311              73,700,576              71,924,718
                                               ============            ============            ============            ============

See accompanying notes.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine months           Nine months
                                                                         ended                 ended
                                                                        March 31,             March 31,
                                                                          1998                  1997
                                                                      -----------            -----------
CASH FLOWS FROM OPERATION ACTIVITIES:
Net income/(loss)                                                     ($  890,778)           ($1,534,124)
Adjustments to reconcile net income (loss) to net cash
  (used) by operating activities:
    Depreciation and amortization                                         147,877                419,121
    Amortization of deferred compensation                                 180,000                180,000
    Fresh start adjustments
    Change in estimate to Liabilities subject to compromise
    Changes in assets and liabilities:
        Restricted cash                                                         0                      0
        Other current assets                                               10,822                (75,575)
        Accounts payable and accrued expenses                            (134,040)               (89,405)
        Adjustment to long-term notes payable
                                                                      -----------            -----------
Net cash (used) by operating activities                                  (686,119)            (1,099,983)

Cash Flows From Investing Activities:
                                                                               --                     --
                                                                      -----------            -----------
Net cash provided (used) by investing activities                                0                      0

Cash Flows From Financing Activities:
    Principal payments on notes payable - bank                                  0                      0
    Principal payments on notes payable - other                           (35,274)              (133,976)
    Proceeds from notes payable - other                                                          206,844
    Proceeds from L/T notes payable                                       396,706                100,000
    Issuance of common stock to settle accounts payable
    Proceeds from common stock subscriptions
    Proceeds from sale of common stock                                    172,000                580,000
    Proceeds from option fee for stock option                                                    200,000
    Principal payment on L/T debt

                                                                      -----------            -----------
Net cash provided (used) by financing activities                          533,432                952,868

Net increase (decrease) in cash                                          (152,687)              (147,115)
Cash, beginning of period                                                 159,730                338,669
                                                                      -----------            -----------
Cash, end of period                                                   $     7,043            $   191,554

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                              $    63,889            $    63,889

Reduction of long-term notes payable written down against
  Reorganization value in excess of identifiable assets                                           13,176

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

Loss per Share

Loss per share has been calculated by dividing the net loss applicable to common stock by the weighted average number of common stock outstanding for the periods indicated. For the quarters ended March 31, 1998 and March 31, 1997, no exercise of stock options was assumed because the exercise of such equivalents would be anti-dilutive.

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

Results of Operations.

         The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the period ended March 31, 1998 and for the period March 31, 1997 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

         Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended March 31, 1998 the Company recorded net interest expense of approximately $3,319 as compared to $32,000 for the quarter March 31, 1997. For the nine month period ended March 31, 1998, the Company recorded net interest expense of $6,672.

         For the quarter ended March 31, 1998, the Company recorded compensation and benefits for its administration and officers of approximately $72,000 as compared to $98,000 the quarter ended March 31, 1997. For the nine month period ended March 31, 1998 compensation and benefits for its administration and officers totaled approximately $226,000 including $180,000 of amortization expense related to the deferred compensation under Gerald Wetzler's compensation agreement.

         For the quarter ended March 31, 1998, the Company recorded selling, general and administrative expenses of approximately $104,000 as compared to $287,000 for the quarter ended March 31, 1997. For the nine month period ended March 31, 1998, selling, general and administrative expenses totaled approximately $510,000.

         For the quarter ended March 31, 1998, the Company recorded depreciation and amortization expense of approximately $49,500 as compared to $139,707 for the quarter ended March 31, 1997. For the nine month period ended March 31, 1998, depreciation and amortization expense totaled approximately $148,000. Depreciation and amortization expense for these periods is based on Fresh Start Accounting, which among other things, includes a restatement of all assets and liabilities to approximate their fair value as of the date of reorganization.

         For the quarter ended March 31, 1998 the Company had a net loss of approximately $229,500, or less than $0.01 per share, as compared to a net loss of $556,706 or $0.01 per share for the quarter ended March 31, 1997.

Liquidity and Capital Resources.

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

         Since April 1, 1998 the Company has sold another $91,000 in senior secured debentures. Of this amount, $51,000 was purchased by Mr. Wetzler. The Company expects the current funding to be sufficient to June, 1998.

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

AMERICAN FILM TECHNOLOGIES, INC.




Date: May 22, 1998                      By:  /s/ Gerald M. Wetzler
                                            ----------------------------
                                            Gerald M. Wetzler
                                            Chairman, Chief Executive Officer