Form 10-K
period 1998-06-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1999-02-11
CIK 819028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1998
                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934 for the transition period from _______________ to

     ____________________

Commission file number 1-9748

                        American Film Technologies. Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                                                               23-2359277
 ------------------------------------------------------------                      ---------------------------------------
 State or other jurisdiction of incorporation or organization                      (I.R.S. Employer Identification Number)

  4105 Sorrento Valley Boulevard, San Diego, California  92121
  -----------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code 212-572-6370
  -----------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, - $.002 Par Value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value is approximately $2,309,102, based on 46,182,042 shares of Common Stock held by nonaffiliates at the last trading price of $0.05 per share as of February 5, 1999.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. YES       NO  X
                                       ---      ---

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of February 5, 1999 there were 85,036,100 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable
--------------

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

     Start-Up operations: As a result of AFT's financial difficulties and bankruptcy proceedings it has not engaged in ongoing operations for almost five years. In addition to hiring qualified personnel, the expense and the time required to recommence operations may be greater than anticipated.

     History Operating Losses: In spite of the past profitability of AFT's colorization. fee-for-service business, AFT has not entered into an agreement to render such services for six years. It cannot state with any degree of certainty whether it will be able to obtain contracts for fee for services work and if so upon economically viable terms. In addition, AFT incurred a net operating loss for each of the last two years prior to its filing for bankruptcy.

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

     Patent Protection: AFT's success will be largely dependent upon its technology and its ability to maintain patent protection on the technology it develops. AFT has obtained patents for certain aspects of its colorized software and will take steps to obtain other and future patents on all patentable devices and processes which it has developed. There can be no guarantee that patents will be granted in each or any instance. It is also possible that patents granted to AFT may be successfully challenged or that AFT's patents may infringe upon other patents which would cause additional unexpected costs and delays. A former competitor of AFT has in the past, unsuccessfully challenged AFT's patents. AFT also attempts to protect its proprietary products and processes by relying upon trade secret laws and nondisclosure and confidentiality agreements with its employees and certain persons who have been given access to its proprietary products and processes. Despite this protection, no assurance can be given that others will not independently develop a colorized process and compete with AFT.

     Competition in Colorization: The lure of the entertainment industry, technological advances in computers, software and related hardware, and the decline in the cost of new equipment all have an effect on potential competitors' decisions to enter the colorization industry. Many entertainment companies are better established, have substantially greater financial resources and larger research and development staffs and facilities than AFT. Such companies may develop their own colorization process and facilities that would compete for third party colorization work. Such companies may also prove to be more successful in the production and distribution of colorized product. In addition, it is possible that a competitor may colorize and seek to obtain a copyright for a television or theatrical film product from the public domain which it colorizes subsequent to AFT. In recent years, AFT has had only one competitor. Towards the end of 1996 and the early months of 1997, this competitor experienced significant financial difficulties and filed for protection under Chapter 7 of the Bankruptcy Code. AFT has been advised that our competitor's assets were purchased by a group including former officers and directors of this competitor and one or more investors.

     Need for Additional Financing:. The success of AFT's plan to commence the building of a valuable colorized film and television library will require substantial additional financing of no less than $4,000,000 in order for AFT to upgrade its technology and recommence operations. There can be no assurance that such financing would be available on acceptable terms, if at all. The failure by AFT to secure such additional financing to fund the operations of AFT could have a material adverse effect on AFT.

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

     Market Demand for Colorization-Services: AFT historically generated almost all its revenue from providing its colorization services to third party owners of films and television shows. Since 1992, when AFT's major customer, Turner Entertainment, decided to stop colorizing its library, there has been very little demand for colorization. Although AFT intends to concentrate on building its own colorized film library, it may require revenue from its colorization services to sustain its operations. To the extent this requirement develops, the lack of demand for colorization on a fee-for-service basis could have a material adverse effect upon AFT's ability to continue in business.

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

     Need to Locate and Retain Senior Management: The success of AFT will largely be dependent upon it being able to locate and retain certain executive officers of AFT, in particular operational, financial marketing and distribution executives. Should AFT be unable to locate and retain such executives in a timely manner or any of these key employees cease to be affiliated with AFT for any reason before a qualified replacement could be found, this could have a material adverse effect on AFT's business and prospects. AFT has not obtained key man life insurance on the life of Mr. Wetzler.

     Price of Common Stock. Market for Common Stock: As a result of its bankruptcy proceedings, the shares of the Company's $.002 par value common stock (the "Common Stock") have been delisted from NASDAQ. Accordingly, there has been no regular trading market of the common stock since such time. In addition, due to AFT's financial difficulties it has not engaged in active operations since October 1993. The current market price of the Common Stock does not meet certain minimum per share prices designated by NASDAQ and state "blue sky" regulations. Accordingly, unless the per share price increases dramatically, the trading price of the shares may further restrict AFT's ability to list the shares on NASDAQ and to publicly trade in certain states.

     Future Sales/Dilution: The trading price of the Common Stock may also be adversely affected by the significant overhang of securities issued by AFT. Approximately 179,179,794 shares of Common Stock are outstanding or subject to options or issuance upon conversion of the Company's debentures. Certain of these shares are not freely tradeable and are subject to restrictions on the reoffer or resale imposed by the Act and applicable state securities laws. The issuance of additional shares upon the exercise of the Company's options and the conversion of the Company's debentures could have a dilutive effect on the ownership interest of existing shareholders.

     Dividends Unlikely: AFT has not paid any dividends on its Common Stock to date and does not intend to pay dividends in the near future. The payment of dividends in the future will be contingent upon AFT's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of AFT's then Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in AFT's business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Item 1. Business.
                                     General

     American Film Technologies, Inc.'s ("AFT" or the "Company") principal business has been the production of color versions of motion pictures and television programs originally produced in black and white. AFT was incorporated in Delaware in 1985 and completed its first project in November 1987. AFT completed a public offering of its common stock in August 1987. Since its organization, AFT has colorized over 200 motion pictures, 170 television programs and 90 animated cartoons. Through its filing for protection under Chapter 11 of the Bankruptcy Code, AFT believes it had accounted for approximately 70% of the global colorized production of black and white films. During the year ended 1993, AFT completed COLORIMAGED versions of 43 full length motion pictures, 7 episodes of a one-half hour television series and 5 short cartoons, a theatrical animated short, an animated half-hour special for television, a half-hour video introducing a new board game and portions of the ink and paint and special effects work for the Arnblin Entertainment full-length animated motion picture "We're Back. "

     While most of AFT's colorization activities have been for customers on a fee basis, AFT has also produced colorized films for its own library. The Company owns the copyrights on eleven colorized films, including four Sherlock Holmes films starring Basil Rathbone; "The Scarlett Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; three Bela Lugosi horror films; "Outpost in Morocco" starring George Raft; "Gung Ho" starring Robert Mitchum and Randolph Scott; and "Eternally Yours" starring David Niven.

     AFT's film products are based on AFT's proprietary technology for the creation of color versions of motion picture and television programs originally produced in black-and-white, called COLORIMAGED films, as well as animation ink and paint and special effects. The AFT-owned COLORIMAGED films may be licensed for television broadcast, cable television, and for sale in home video markets.

     AFT's colorization business continued to grow and prosper during the late 1980' s with the development of significant customers such as 20th Century Fox, Republic Pictures and Turner Entertainment. By 1990, Turner accounted for more than 75% of AFT's colorization business. In 1991, AFT's founding investor and principal shareholder, George R. Jensen, decided to step down to pursue other business opportunities. At the time, the Board determined it would be in AFT's best interests to diversify its operations through entry into the computer animation and ink and paint (the process of putting color into animated film) which utilized similar technology.

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

     As a result of AFT's financial difficulties, Comerica required AFT to reduce the outstanding principal balance on this loan by approximately $445,000, from $1,068,000 as of June 30, 1993, to approximately $623,000 on
October 8, 1993. On September 8, 1993, in order to obtain a forbearance agreement until October 1, 1993, AFT granted the bank a security interest in AFT's patents and copyrights as additional collateral. During early October 1993, Comerica refused to allow AFT to utilize certain funds which AFT had believed would be available to it. As a result of the bank's actions, AFT did not meet its obligations to third parties, including payroll for its Mexican subsidiary. In October 1993, the employees of this subsidiary went on strike. On October 8, 1993, Comerica advised AFT that it would file a motion in the Superior Court of the State of California for the County of Los Angeles seeking the appointment of a receiver for AFT and an order restricting its use of cash. AFT filed for relief under the Bankruptcy Code on October 15, 1993.

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

1995 Financing Events

     H.J. Meyers Private Placement. On May 3, 1995, the Company entered into an option agreement with H.J. Meyers & Co., Inc. ("Meyers") pursuant to which the Company granted Meyers a ninety-day option (beginning May 30, 1995) to purchase up to 51% of the Company's common stock, or 35,182,508 shares, for $3,000,000 (the "Meyers Placement"). Upon approval of the Meyers Placement by the Bankruptcy Court on May 30, 1995, Meyers paid the Company a nonrefundable fee of $150,000 for the Meyers option. The Agreement required Meyers to pay the Company $3,000,000 on the effective date of the Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Common Stock to "accredited investors, " as that term is defined by the Securities Act of 1933, as amended (the "Meyers Shareholders"). As of October 31, 1995, the termination date for the sale, Meyers had sold subscriptions totaling $3,460,200 for the purchase of the Company's stock. As of June 30, 1996, the net proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan described below. In consideration for, among other things, funding the $150,000 price of the Meyers Placement, the Placement Agent agreed to assign 14,345,854 shares of Common Stock to L&R Holdings, Inc. and 10,545,854 shares of Common Stock to JCV Capital Corp.

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

     Meyers Loan. On July 28, 1995, Meyers arranged for a $500,000 bridge loan (the "Meyers Loan") to the Company bearing an interest of eight percent (8%) per annum to fund certain obligations of the Company prior to the effective date of the Plan. In addition to interest, the accredited investors received common stock at the rate of one-half share for every dollar of bridge loan. On the effective date of the Plan, $300,000 of the bridge loan was converted into the Common Stock and the remaining $200,000 was repaid. Proceeds from the Meyers Loan were utilized as follows: (1) $250,000 to the outstanding principal balance due on the Comerica Bank loan; (2) $100,000 to pay the remaining balance on the purchase agreement with the employees at the Company's Mexican facility (See Properties below); and (3) $150,000 for the Company's general administrative expenses.

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

     Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:


Class of                   Estimated             Distribution under the Plan                     Status
Claims                     Amount of
                           Claim
Class 1                    $86,000               Cash payment in full on effective date          Unimpaired
Employee
Priority Claim

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

Class 4                    $500,000              Cash payment plus interest on the effective     Unimpaired
Secured                                          date
Claims

Class 5 DIP                $122,000              $110,000 cash payment plus accrued              Impaired
Financing                                        interest on effective date and remainder in
Claims                                           one year note

Class 6                    $6,000                Cash payment in full on effective date.         Unimpaired
Convenience
Claims

Class 7                    $1,650,000*           Unsecured five year notes in full amount of     Impaired
Unsecured                                        allowed claim, with interest at 7 %
Claims

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

Class 9                    N/A                   Retained, subject to dilution                   Impaired
Common
Stock Interest

Class 10                   N/A                   Canceled                                        Impaired
Other Equity
Interests

------------------
* Does not include the Class 7 claim of Joseph Taritero, which was compromised pursuant to the terms of a prior stipulation and order and has been paid in full by the Company.

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

Subsequent Financing

     During fiscal 1998, the Company's operations were financed almost entirely by remaining working capital, proceeds from private placements of its securities and purchases and option exercises by Gerald Wetzler. During this period $855,965 in secured convertible notes were issued in a private placement. Between July 1, 1998 and February 5, 1999 an additional $33,000 in secured convertible notes were issued in a private placement.

     In January 1997, the Company issued a $100,000 principal amount Senior Secured Convertible Debenture to an accredited investor in a private placement. In September 1997, the investor converted this Debenture into 1,100,000 shares of the Company's Common Stock pursuant to its terms.


     In January 1997, May 1997 and June 1997, the Company raised an additional $420,000 through the sale of director stock options to purchase 15,500,000 shares to Gerald Wetzler. These options plus an option purchased by Mr. Wetzler for $200,000 in June 1996 to purchase 20,000,000 shares of Common Stock were terminated by Mr. Wetzler in two separate transactions in September 1997. See "Certain Transactions.

AFT received commitments from Mr. Wetzler and a group of investors, pursuant to which such investors committed to provide up to $1,000,000 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $500,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing were utilized to make the principal and interest payments due on the Company's Bankruptcy Notes. An additional $355,965 was raised from Mr. Wetzler and other investors to fund the Company's working capital requirements in late 1997 and 1998.

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

     Film Library Prior to 1993, in addition to colorizing movies for other owners, AFT created colorized films for its own library from movies in the public domain. By doing this, AFT acquired a new 75 year copyright in the colorized version of the motion picture. Among the films owned in whole or in part were "It's a Wonderful Life, " "The Scarlet Pimpernel, " and four Sherlock Holmes films, and others. As of June 30, 1997, AFT's library consisted of the following eleven completed films:

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

     AFT has received copyrights on the color versions of the films in its library. Since June 1987, the Copyright Office of the Library of Congress has been accepting registrations for copyright protection for a 75-year period (amended in 1998 for an additional 20 years) on certain colorized versions of black and white motion pictures.

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

Intellectual Property

     The Company holds three United States patents pertaining to colorizing monochrome images, which will expire in January 2008, March 2009 and July 2013. AFT also holds a patent pertaining to the animation process, which will expire in October 2010. AFT's success will be largely dependent upon its technology and its ability to maintain patent protection on the technology it develops. See "Risk Factors -- Patent Protection.

Employees

     At present, the Company has one full-time employee and uses certain former employees on an as-needed basis. The Company will add employees as necessary in phases as it commences design work on films, then production of colorized films and, finally, distribution and exploitation of the colorized films.

Subsequent Developments

     The Company is continuing to experience cash flow difficulties. Mr. Wetzler has continued to provide limited fund to meet minimum operating expenses on a month to month basis. The Company was required to make a payment in October 1998 of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. To the extent, outside financing is not obtained in the immediate future and if Mr. Wetzler determines not to continue funding the Company on a month to month basis the Company will be liquidated. In such event the shareholders in all likelihood will receive nothing in respect of their stock.


     The Company entered into an agreement on November 4, 1998, whereby it granted a three month exclusive option to an individual in the entertainment industry to nominate a majority of the Board of Directors and to acquire 51% of the stock of the Registrant for $4,000,000. Although the option period has expired the Company and the individual are continuing discussions regarding a material investment in the Company. No assurance can be given that the transaction will be consummated.

Item 2. Properties.

     AFT's film colorization facility is located at 4105 Sorrento Valley Boulevard, San Diego, California 92121. AFT has approximately 8,400 square feet of leased office and production space in San Diego. This property is currently leased for a period expiring October 31, 2000.

     The Company formerly leased space in Tijuana, Mexico which lease expired on June 30, 1998. There is still indebtedness to the landlord for unpaid rent. No action in this regard has been instituted by the landlord.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades on a limited basis on the "pink sheets" under the symbol "AFTC. " Stock price ranges for each full quarterly period during the two most recent fiscal years ended June 30, 1997 and June 30, 1998 are listed below:

                            Common Stock Price Ranges

                  Quarter
                  Ended                             High          Low
                  -------                           ----          ---
                  09/96                             $1.20         $0.18
                  12/96                             $1.03         $0.30
                  03/97                             $0.64         $0.21
                  06/97                             $0.48         $0.20
                  09/97                             $0.40         $0.15
                  12/97                             $0.25         $0.03
                  03/98                             $0.14         $0.05
                  06/98                             $0.09         $0.04

---------
* The Company filed for protection under Chapter 11 of the Bankruptcy code on October 16, 1993.

     According to the records of the Company's transfer agent on February 5, 1999 the Company had 1,334 shareholders of record. On February 5, 1999, the last trading price of the Common Stock was reported at $.05 per share.

     The Company has not declared dividends on the Common Stock since it became a public company. The Company does not intend to pay dividends in the foreseeable future.

Item 6. Selected Financial Data.

     The tables below set forth certain selected consolidated financial data of the Company for each year of the five-year period ended June 30, 1998 and should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "RISK FACTORS," and with the financial statements included elsewhere herein. All data for the period ended June 30, 1997 is reported on a fresh start basis of accounting in accordance with the Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants and includes activity from October 17, 1995 (the Effective Date) to June 30, 1997. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of June 30, 1996, 1997 and 1998 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        Summary of Financial Information

                  (000's omitted except for per share numbers)

                                                                            Year Ended June 30,
                                                        -------------------------------------------------------------

Income Statement Data                                    1998        1997        1996*       1995        1994
                                                         ----        ----        -----       ----        ----
                                                      (Successor) (Successor)(Predecessor)(Predecessor)(Predecessor)

Revenues                                                     -             -         -      $    22      $2,369
Net Income (Loss)                                       $(1,390)     $(15,414)  $(1,445)    $(1,642)    $(3,082)
Income (Loss) per  share - basic                         $(0.02)       $(0.21)   $(0.02)     $(0.06)     $(0.15)
                         - diluted                       $(0.01)       $(0.13)   $(0.02)     $(0.06)     $(0.15)


                                                                                  June 30,
                                                        -------------------------------------------------------------

Balance Sheet Data                                         1998       1997       1996         1995        1994
                                                           ----       ----       ----         ----        ----
                                                        (Successor)(Successor)(Predecessor)(Predecessor)(Predecessor)

Total Assets                                                 $327        $821     $7,245      $1,263      $2,111
Long-Term Debt, net of current portion                     $1,667      $1,870     $1,634          --           -
Total Liabilities                                          $2,728      $2,995     $2,566      $4,349      $3,875
Stockholders' Equity (Deficit)                           $(2,400)     $(2,174)    $4,678     $(3,086)    $(1,765)


----------

* Includes the period from October 17, 1995 (the effective date) to June 30,
1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     The operations of AFT for the fiscal years ended June 30, 1997 and 1998 were significantly affected by the reduction and, in fiscal year 1994, the cessation of production operations of the Company. As a result, the financial results of the Company for each of the three fiscal years addressed by this report do not reflect any earnings capacity of the Company. The financial data for the periods ended June 30, 1996, 1997 and 1998 reflects the adoption of Fresh Start Accounting and includes the period from October 17, 1995 (the Effective Date) to June 30, 1996. As such the financial data is considered that of a Successor Company and is not comparable to prior periods.

     The opinion of the Company's auditors, Cummings & Carroll, P.C., which accompanies the Company's financial statements, contains an emphasis paragraph as to the Company's ability to continue as a going concern.

     Year Ended June 30, 1998 compared to June 30, 1997

     The Company did not record any revenues during either period.

     In 1997 the Company recorded an expense of $5,689,000 relating to the write-off of its asset, "Reorganization Value in Excess of Identifiable Assets". This write-off was required due to the uncertainty of its recoverability.

     Total expenses during the fiscal year ended June 30, 1998 amounted to $1,389,000. Total expenses before the write-off of the reorganization value and the non cash compensation expense during the fiscal year ended June 30, 1997 amount to $1,856,361. The Company recorded compensation and benefits for its administration and officers of approximately $8,002,000 for the period ended June 30, 1997. The increase in compensation in 1997 was primarily due to the value of options granted to consultants for their services during the fiscal year ended June 30, 1997 and to the increase in the number of options granted to certain directors which have required that the Company record a charge against operations in accordance with the requirements of APB 25. For further information, see "Footnote 2 - Summary of Significant Accounting Policies" and "Footnote 11 - Stockholders Equity (Deficit)" to the Consolidated Financial Statements.

     Year ended June 30, 1997 compared to June 30. 1996.

     AFT did not record any revenues for the period ended June 30, 1997.

     The Company recorded no production costs for the period ended June 30, 1997 and June 30, 1996. The Company recorded depreciation and amortization expenses of approximately $242,000 during the period ended June 30, 1997 and $558,000 during the period ended June 30, 1996.

     The Company recorded compensation and benefits for its administration and officers of approximately $295,000 for the period ended June 30, 1997 as compared to $244,000 for the period ended June 30, 1996. Selling, general and administrative expenses increased to $1,022,000 during the period ended June 30, 1997 compared to $730,000 during the period ended June 30, 1996. Interest expense increased to $141,000 in fiscal year 1997 from $103,000 in fiscal year 1996.

     The Company recorded a net loss of approximately $15,414,000 during the period ended June 30, 1997 compared to a net loss of approximately $1,445,000 during the period ended June 30, 1996. The increase in the net loss was primarily due to the value of options granted and charged to operations in accordance with APB 25 in the amount of $8,002,000 and a $5,689,000 write off of its asset, "Reorganization Value in Excess of Identifiable Assets" due to the uncertainty of its recoverability.

     Financial Condition and Liquidity. During the fiscal years ended June 30, 1998 and 1997 the Company financed its activities principally through the sale of its securities in private placements to accredited investors. In January 1997, the Company raised $100,000 through the issuance of the January 1997 Debenture. In September 1997, the January 1997 Debenture was converted by the debentureholder into 1, 111, 111 shares of Common Stock in accordance with its terms. In addition, in January 1997, May 1997 and June 1997, the Company in three separate transactions raised an additional $420,000 through the sale of Director stock options to purchase 15,500,000 shares to Gerald Wetzler. As of June 30, 1997 the Company had current assets of approximately $283,000 available to finance its operations through the middle of September.

     Subsequent to the end of fiscal 1997, the Company has continued to finance its activities through the sale of its securities in private placements to accredited investors and the exercise of previously granted options. In August 1997, Mr. Wetzler exercised a portion of his 20,000,000 share option grant of June 1996 option for 250,000 shares of Common Stock, at an exercise price of $0.12 per share or $30,000. On September 12, 1997, Mr. Wetzler purchased two year options to purchase 30,000,000 shares of Common Stock at one cent ($.01) per share for $130,000, in order to finance the Company's activities during September and October of 1997. In connection with this option purchase, Mr. Wetzler terminated the remaining 29,750,000 of his outstanding June 1996 and January 1997 options, which options were purchased by Mr. Wetzler for an aggregate purchase price of $400,000. In addition, in order to facilitate additional financing for the Company, on September 19, 1997, Mr. Wetzler terminated the outstanding options to purchase 5,500,000 shares of Common Stock pursuant to the Company's May and June 1997 option grants, which options were purchased by Mr. Wetzler for an aggregate purchase price of $220,000.

     On and after October 10, 1997, AFT received commitments from a new group of lenders, including Gerald Wetzler, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which such investors committed to provide at least $710,000 of new financing to AFT through the purchase of two year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $500,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing were principally utilized to make the October, 1997 principal and interest payments due on the Company's Bankruptcy Notes and to fund the Company's working capital requirements. The Board of Directors has authorized a sale of up to $2,000,000 of Senior Secured Convertible Notes.

AFT is continuing to experience cash flow difficulties. Mr. Wetzler has continued to provide limited funds on a loan basis to meet minimum operating expenses on a month to month basis. AFT was required to make a payment in October 1998 of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. To the extent, outside financing is not obtained in the immediate future and if Mr. Wetzler determines not to continue funding the Company on a month to month basis the Company will be liquidated. In such event the shareholders in all likelihood will receive nothing in respect of their stock.

     In addition the company needs funding sufficient to enable it to become operational again, although, the amount of funding required is contingent on a number of variables such as the speed of the start up and initial production capacity required; the Company believes that the minimum amount required (including working capital) would be approximately $4,000,000.

Item 8. Financial Statements and Supplementary Data.


Report of Independent Auditors............................................. F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit).................. F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:

        Name                      Age            Position with Company
        ----                      ---            ---------------------

Gerald M. Wetzler                 60             Chairman, Director,
                                                 Chief Executive Officer

Eric Illowsky                     40             Director, Secretary

     The directors serve until the next annual meeting of shareholders and the election and qualification of their successors. The officers are elected by the directors and serve at the discretion of the Board of Directors. See "Certain Transactions.

GERALD M. WETZLER

     Mr. Wetzler was elected Chairman of the Board of Directors and Chief Executive Officer of the Company on October 26, 1993, following his purchase of the controlling interest in the Company. Prior to 1993, Mr. Wetzler had been a private investor since 1975. Mr. Wetzler received a Juris Doctor degree from Columbia Law School and a Master of Laws degree from Harvard Law School. He practiced law with Cahill, Gordon & Reindel from 1962 to 1966. He worked in the corporate finance department of Lehman Brothers for five years and served as General Counsel for Beker Industries, Corp., a New York Stock Exchange company.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and the holders of more than ten percent of the company's outstanding common stock to file reports of ownership with the Securities and Exchange Commission ("SEC") and to furnish the Company with copies of these reports. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required from them, the Company believes that, except as set forth below, during the fiscal year ended June 30, 1997 all Section 16(a) filing requirements applicable to its officers, directors and 10 % beneficial owners were complied with by such persons.

     Mr. Wetzler and Mr. Illowsky filed Form 4's with respect to transactions occurring in 1998 after the dates prescribed under Section 16(a). In addition, certain filings of Form 4's are late and will be filed within the next few weeks.

Item 11. Executive Compensation.

     The following table sets forth the compensation of the officers of the Company. For the fiscal year ended June 30, 1998, neither Mr. Wetzler nor any of the other executive officers received compensation over $100,000.

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                        Long-Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                                                                               Securities
Name and                                                                Restricted Stock       Underlying Options
Principal Position     Year          Salary          Bonus($)             Awards ($)            /SARs(#)
----------------------------------------------------------------------------------------------------------------------
Gerald M. Wetzler      1998          -0-             -0-                  -0-                   -0-
Chairman, Director,
Chief Executive
Officer
                       1997          -0-             -0-                  -0-                   -0-
                       1996          -0-             $125,000*            -0-                   10,000,000(1)
                       1995          -0-             -0-                  -0-                   -0-

------------
* Upon confirmation of the Plan in October 1995, Mr. Wetzler received a bonus of $125,000, in accordance with the terms of the Reorganization Plan.

(1) See Wetzler employment agreement.

     In addition to the above, Mr. Wetzler has purchased options in connection with his providing working capital to the Company, See "Certain Transactions."

Options

     During the fiscal year ended June 30, 1997, the Company granted the following options to Mr. Wetzler:

-----------------------------------------------------------------------------------------------------------------------
                                                       Options
-----------------------------------------------------------------------------------------------------------------------
        Date of Grant                   Amount of                     Exercise                      Purchase
                                    Underlying Shares              Price Per Share              Price of Option
-----------------------------------------------------------------------------------------------------------------------
          June 1996                     20,000,000                      $.12                        $200,000
-----------------------------------------------------------------------------------------------------------------------
         January 1997                   10,000,000                      $.07                        $200,000
-----------------------------------------------------------------------------------------------------------------------
           May 1997                     4,000,000                       $.09                        $160,000
-----------------------------------------------------------------------------------------------------------------------
          June 1997                     1,500,000                       $.09                        $ 60,000
-----------------------------------------------------------------------------------------------------------------------

     In addition, on September 12, 1997, Mr. Wetzler purchased 30,000,000 options for an aggregate purchase price of $130,000 in connection with his providing working capital to the Company. Simultaneously with the purchase of the September 1997 options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate the June 1996 options as well as the January 1997 options. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996. None of the January 1997 options had been exercised. In addition, as of September 18, 1997, Mr. Wetzler terminated the May 1997 options as well as the June 1997 options, none of which had been exercised by Mr. Wetzler. For further discussion of the above, see "Certain Transactions". No options were granted Mr. Wetzler during the fiscal year ended June 30, 1998.

Compensation of Directors

     During the pendency of the Company's bankruptcy proceedings, directors of the Company were not separately compensated for service on the Board of Directors. The current directors receive options to purchase 50,000 shares of Common Stock of the Company upon joining the Board. In the fiscal year ended June 30, 1998, Mr. Illowsky received an option grant of 200,000 shares, at an exercise price of $.05 per share, in connection with his services as secretary and a director.

Employment Contracts

     Wetzler Employment Agreement Effective January 1, 1996, the Company entered into an employment agreement with Mr. Wetzler (the "Employment Agreement") to serve as the Chief Executive Officer of the Company. The Agreement provides for a term of five years, subject to termination as provided in the Agreement, and provides that, as sole compensation under the Agreement, Mr. Wetzler will receive an option to purchase 10,000,000 shares of the Company's $.002 par value common stock, at an exercise price of twelve cents less than the average trading price in the Company's common stock for the twenty trading days prior to and including January 18, 1996, which has been calculated as $.0628 per share, pursuant to the terms of a Stock Option Agreement (described below). The Employment Agreement provides for no cash compensation, but does entitle Mr. Wetzler to fringe benefits, including health insurance, on terms which may be agreed to from time to time by the Company and Mr. Wetzler.

     The Employment Agreement obligates the Company to indemnify Mr. Wetzler from and against third party claims in accordance with the Company's Certificate of Incorporation and By-Laws.

     Mr. Wetzler is entitled to terminate the Employment Agreement on the occurrence of certain events, including a breach by the Company or a change in control of the Company, as defined in the Employment Agreement. If the Employment Agreement is terminated because of a breach of the Employment Agreement by the Company, Mr. Wetzler is entitled to receive, as liquidated damages, a termination payment equal to $250,000, multiplied by the number of years, including partial years, remaining on the original term of the Employment Agreement. If the Employment Agreement is terminated in connection with a change in control of the Company, Mr. Wetzler is entitled to receive an amount equal to
2.99 multiplied by the greater of (a) the average annual gross compensation received by Mr. Wetzler from the Company from all sources during the five years prior to and including the year in which the event giving rise to termination occurs or (b) $250,000. The board of directors in April 1998, amended Mr. Wetzler's employment agreement to provide that Mr. Wetzler would receive a $750,000 zero coupon senior secured note convertible at $.03 per share as full compensation if the employment agreement should be terminated in connection with a change of control. This amendment was approved by the entire Board of Directors of the Company (three directors excluding Mr. Wetzler).

Compensation of Directors:

     Mr. Illowsky received in fiscal 1998 an option to purchase 200,000 shares of Company common stock at a price of $.05 per share in connection with his services as Secretary and Director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of February 5, 1999 the only class of voting securities issued and outstanding was 85,036,100 shares of the Company's common stock.

     The following sets forth information as of February 5, 1999, with respect to the shares of the Company's common stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5 % of any class of the Company's voting securities, (ii) the five highest paid officers including the Chief Executive Officer, (iii) each director of the Company, and
(iv) all directors and officers as a group.

Name and Address of                                         Amount and Nature of
beneficial owner(l)                                         beneficial ownership         Percent Class (2)
-------------------                                         --------------------         -----------------
Gerald M. Wetzler (Chairman of the Board and                40,024,334 (3)                    36.72%
Chief Executive Officer)

JCV Capital Corp.                                           10,380,854                         9.52%
P.O. Box 22719
Rochester, NY 14692

L&R Holdings, Inc.                                          12,145,854                        11.14%
130 Shore Road
Port Washington, NY 11050

Eric Illowsky (Director)                                       300,000 (4)                       *

Officers and Directors as a Group                           40,324,334                        36.99%

Less than one percent.

(1) Except as otherwise indicated and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of February 5, 1999. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options, or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof. Ownership of less than 1% is indicated by an asterisk.

(3) Does not include 3,666,666 shares subject to options which are not exercisable within the next 60 days. Does not include 17,165,500 shares issuable upon conversion of the Senior Secured Convertible Note, which note was purchased by Mr. Wetzler in 1997 and 1998. Does not include 25,000,000 shares issuable upon conversion of a $750,000 senior secured convertible note which would be received by Mr. Wetzler upon a change of control of the Company and termination of his employment contract dated January 1996. This senior secured convertible note is convertible at $.03 per share. Includes 27,733,334 shares subject to options which are exercisable within the next 60 days. See "Certain Transactions."

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

     As of February 5, 1999, Mr. Wetzler provided $521,965 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share. See "Business - Subsequent Developments."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. Consolidated Financial Statements filed herewith as required under Item 8 of this Annual Report on Form 10-K includes consolidated balance sheets at June 30, 1998 and 1997 and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity (deficit) for each of the three years ended June 30, 1998.

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

    10.3 Selling Agency Agreement between the Company and H.J. Meyers & Co., Inc., dated as of July 12, 1995 is incorporated by reference to
         Exhibit 10. 5 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

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

    10.8 Stock Option Agreement dated as of February 23, 1996, between the Company and Larry King is incorporated by reference to Exhibit 10. 10 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

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

    10-11 Registration Undertaking dated as of February 23, 1996 between the
          Company and Larry King is incorporated by reference to Exhibit 10. 12 to the Company's Annual,Report Form 10-K for the Fiscal Year ended June 30, 1995.

    10.12 Letter of Intent dated March 28, 1996 between the Company and H.J. Meyers & Co., Inc. is incorporated by reference to Exhibit 10. 13 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

    10.13 Lease for San Diego Office is incorporated by reference to Exhibit
          10. 14 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

    10.14 Lease for New York Office is incorporated by reference to Exhibit
          10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.

    10.15 Consulting Agreement between the Company and Harvey Finkel dated April 22, 1997 is incorporated by reference to Exhibit 10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.


    10.16 Stock Option Agreement between the Company and Harvey Finkel dated April 22, 1997 is incorporated by reference to Exhibit 10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.


    10.17 Stock Option Agreement between the Company and Harvey Finkel dated August 15, 1997 is incorporated by reference to Exhibit 10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.


    10.18 Stock Option Agreement between the Company and Gerald M. Wetzler dated June 17, 1996 is incorporated by reference to Exhibit 10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.

    10.19 Stock Option Agreement between the Company and Gerald M. Wetzler dated September 12, 1997 is incorporated by reference to Exhibit 10. 15 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1997.

    10.20 Amendment to Gerald M. Wetzler employment agreement dated April,
          1998.

    10.21 Stock option agreement with Eric Illowsky dated April, 1998.

    10.22 Stock and consulting option agreement with Michael Bruno dated January, 1999.

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


    Signature                                           Title                                   Date
By: /s/  Gerald M. Wetzler                       Director,                        February 10, 1999
-------------------------------------------      Chief Executive                  ------------------------------------
       Gerald M. Wetzler                         Officer, Acting
                                                 Chief Financial
                                                 and Accounting
                                                 Officer



By: /s/  Eric Illowsky                           Director and                     February 10, 1999
-------------------------------------------      Secretary                        ------------------------------------
       Eric Illowsky

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Film Technologies, Inc.

    Signature                                         Title                      Date

By:  /s/  Gerald M. Wetzler                      Director,                        February 10, 1999
-------------------------------------------      Chief Executive                  ------------------------------------
       Gerald M. Wetzler                         Officer, Acting
                                                 Chief Financial
                                                 and Accounting
                                                 Officer


                         INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors                                  F-2
Consolidated Balance Sheets                                     F-3
Consolidated Statements of Operations                           F-4
Consolidated Statements of Stockholders' Equity (Deficit)       F-5
Consolidated Statements of Cash Flows                           F-6
Notes to Consolidated Financial Statements                      F-7

                        Report of Independent Auditors

The Board of Directors and Stockholders
American Film Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Film technologies, Inc. as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Film Technologies, Inc. at June 30, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

The financial statements for the year ended June 30, 1997, were examined by other accountants and they expressed an unqualified opinion on them in their report dated September 19, 1997.

                                     CUMMINGS & CARROLL, P.C.


                                     Certified Public Accountants
Great Neck, New York
February 3, 1999

                       AMERICAN FILM TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                                                                         June 30,
                                                                                                1998                1997
                                                                                              --------           ----------
Current Assets
      Cash                                                                                    $  23,336           $ 159,730
      Other current assets                                                                        9,612             122,827
                                                                                             ----------          ----------
         Total current assets                                                                    32,948             282,517

Equipment and software, net                                                                     257,046             350,754
Film library, net                                                                                37,500             187,500
                                                                                             ----------          ----------
Total Assets                                                                                  $ 327,494           $ 820,771
                                                                                             ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

Current Liabilities
 Notes payable
      Current portion of notes payable                                                        $ 478,191           $ 405,307
      Other loans                                                                                     -              35,274
 Accounts payable and accrued expenses                                                          582,826             549,869
 Accrued compensation                                                                                 -             134,580
                                                                                             ----------          ----------
         Total current liabilities                                                            1,061,017           1,125,030
                                                                                             ----------          ----------

Notes payable                                                                                 1,666,579           1,250,213
Stock option subscriptions subject to repurchase                                                      -             620,000

Stockholders' Equity (Deficit)
      Common stock, $.002 par value: authorized
      shares-225,000,000; issued and oustanding shares;
      76,736,100 and 73,700,644 at June 30, 1998
      and 1997, respectively                                                                    153,473             147,402
      Capital in excess of par value                                                         16,797,115          15,879,186
      Deferred compensation                                                                  (1,102,000)         (1,342,000)
      Accumulated deficit                                                                   (18,248,690)        (16,859,060)
                                                                                             ----------          ----------
         Total stockholders' equity (deficit)                                                (2,400,102)         (2,174,472)
                                                                                             ----------          ----------
Total Liabilities and Stockholders' Equity (Deficit)                                          $ 327,494           $ 820,771
                                                                                             ==========          ==========


See accompanying notes.

                       AMERICAN FILM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Successor                                                Predecessor

                                                         Year ended         Year ended         October 17,      July 1, 1995 to
                                                          June 30,           June 30,        1995 to June 30,      October 16,
                                                            1998               1997               1996               1995
                                                         ----------         ----------       ----------------   ---------------
Distribution revenues                                 $           -      $           -      $            -        $         -

Cost and expenses:
     Depreciation and amortization
                                                            246,551            558,827             402,273            238,273
     Compensation and benefits - administrative
       and officers
                                                            295,276          8,001,943             243,835            263,829
     Selling, general and administrative
                                                            742,998          1,022,453             729,530             97,108
     Interest expense, net
                                                            104,805            141,138              69,586             33,132
     Reorganization items:
       Professional fees
                                                                  -                  -                   -             65,430
       U.S. Trustee fees
                                                                  -                  -                   -              1,250
       Write-off (recognition) of reorganization
         value in excess of identifiable assets
                                                                  -          5,689,475                   -         (6,326,258)
                                                      -------------      -------------      --------------        -----------

                                                      $   1,389,630      $  15,413,836      $    1,445,224        $(5,627,236)
                                                      =============      =============      --------------        -----------

Net income (loss)                                     $  (1,389,630)     $ (15,413,836)     $   (1,445,224)       $ 5,627,236
                                                      =============      =============      ==============        ===========

Net income (loss) per share - basic                   $       (0.02)     $       (0.21)     $        (0.02)       $      0.17

Net income (loss) per share - diluted                 $       (0.01)     $       (0.13)     $        (0.02)       $      0.17

Shares used in the calculation of net
  income (loss) per common share:
     Basic                                               75,218,288         72,008,051          69,563,192         32,232,802
     Diluted                                            145,811,457        121,788,548          72,207,310         32,232,802






See accompanying notes.

                       AMERICAN FILM TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            Preferred Stock             Common Stock
                                                            ---------------             ------------
                                                        Shares                         Shares                       Capital in
                                                        Issued and       Preferred     Issued and                   Excess of
                                                        Outstanding      Stock         Outstanding      Amount      Par
                                                        -----------      ---------     -----------      ------      ----------
Predecessor:
Balance at June 30, 1995                                   695,250       $  695        30,410,802      $ 60,822     13,526,767
     Net income - July 1, 1996 to October 16, 1996               -            -                 -             -              -
     Private placement                                           -            -        38,982,508        77,965      3,181,907
     Issuance of stock to employees                              -            -           164,000           328              -
Recapitalization of Company due to Fresh Start
     Reporting under Reorganization Plan                  (695,250)        (695)                              -    (11,046,721)
                                                          --------       ------        ----------      --------    -----------
Successor:
Balance at October 16, 1995                                      -            -        69,557,310       139,115      5,661,953
     Net loss-October 17, 1997 to June 30, 1997                  -            -                 -             -              -
     Issuance of stock to pay vendor                             -            -            10,000            20          2,500
     Receipt of additional subscription money                    -            -                 -             -        200,000
     Deferred compensation related to issuance of
       stock options                                             -            -                 -             -      1,200,000
     Amortization of deferred compensation                       -            -                 -             -              -
                                                          --------       ------        ----------      --------    -----------
Balance at June 30, 1996                                         -            -        69,567,310       139,135      7,064,453
     Net loss                                                    -            -                 -             -              -
     Issuance of stock                                           -            -         3,833,334         7,667        567,333
     Exercise of stock options                                   -            -           300,000           600         34,400
     Deferred compensation related to issuance of
       stock options                                             -            -                 -             -      3,298,000
     Amortization of deferred compensation                       -            -                 -             -              -
     Compensation expense related to issuance of
       stock options                                             -            -                 -             -      4,832,000
     Convertible debt discount                                   -            -                 -             -         83,000
                                                          --------       ------        ----------      --------    -----------
Balance at June 30, 1997                                         -            -        73,700,644       147,402     15,879,186
     Net loss                                                    -            -                 -             -              -
     Issuance of stock                                           -            -         2,066,666         4,133        124,867
     Exercise of stock options                                   -            -           968,790         1,938         43,062
     Amortization of deferred compensation                       -            -                 -             -              -
     Purchase of stock option                                    -            -                 -             -        750,000
                                                          ========       ======        ==========      ========    ===========
Balance at June 30, 1998                                         -       $    -        76,736,100      $153,473    $16,797,115
                                                          ========       ======        ==========      ========    ===========


[RESTUB]



                                                                                          Total
                                                                                          Stockholders'
                                                        Deferred        Accumulated       Equity
                                                        Compensation      Deficit         (Deficit)
                                                        ------------      -------         ---------
Predecessor:
Balance at June 30, 1995                               $          -     $(16,674,649)   $(3,086,365)
     Net income - July 1, 1996 to October 16, 1996                -        5,627,236      5,627,236
     Private placement                                            -                -      3,259,872
     Issuance of stock to employees                               -                -            328
Recapitalization of Company due to Fresh Start
     Reporting under Reorganization Plan                          -       11,047,413             (3)
                                                        -----------     ------------    -----------
Successor:
Balance at October 16, 1995                                       -                -      5,801,068
     Net loss-October 17, 1997 to June 30, 1997                   -       (1,445,224)    (1,445,224)
     Issuance of stock to pay vendor                              -                -          2,520
     Receipt of additional subscription money                     -                -        200,000
     Deferred compensation related to issuance of
       stock options                                     (1,200,000)               -              -
     Amortization of deferred compensation                  120,000                -        120,000
                                                        -----------     ------------    -----------
Balance at June 30, 1996                                 (1,080,000)      (1,445,224)     4,678,364
     Net loss                                                     -      (15,413,836)   (15,413,836)
     Issuance of stock                                            -                -        575,000
     Exercise of stock options                                    -                -         35,000
     Deferred compensation related to issuance of
       stock options                                     (3,298,000)               -              -
     Amortization of deferred compensation                3,036,000                -      3,036,000
     Compensation expense related to issuance of
       stock options                                              -                -      4,832,000
     Convertible debt discount                                    -                -         83,000
                                                        -----------     ------------    -----------
Balance at June 30, 1997                                 (1,342,000)     (16,859,060)    (2,174,472)
     Net loss                                                     -       (1,389,630)    (1,389,630)
     Issuance of stock                                            -                -        129,000
     Exercise of stock options                                    -                -         45,000
     Amortization of deferred compensation                  240,000                -        240,000
     Purchase of stock option                                     -                -        750,000
                                                       ============     ============    ===========
Balance at June 30, 1998                               $ (1,102,000)    $(18,248,690)   $(2,400,102)
                                                       ============     ============    ===========


                       AMERICAN FILM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Successor                     Predecessor
                                                              ----------------------------------------------- -------------
                                                                                                October 17,     July 1,
                                                                Year ended       Year ended       1995 to       1995 to
                                                                 June 30,         June 30,        June 30,     October 16,
                                                                   1998             1997            1996          1995
                                                                ----------       ----------      ----------    -----------
Operating Activities
Net income (loss)                                              $ (1,389,630)    $(15,413,836)   $(1,445,224)   $5,627,236
Adjustments to reconcile net (loss) to net cash used
 by operating activities:
       Depreciation and amortization                                246,551          558,827        402,273       237,920
       Amortization of deferred compensation                        240,000        3,036,000        120,000             -
       Amortization of debt discount                                      -           17,291              -             -
       Write-off (recognition) of reorganization
         value in excess of identifiable assets                           -        5,689,475              -    (6,326,258)
       Compensation Expense                                               -        4,832,000              -             -
       Changes in assets and liabilities:
         Restricted cash                                                  -                -              -        15,322
         Accounts receivable                                              -                -              -        23,692
         Other current assets                                       110,332          (16,533)       (69,761)       63,221
         Accounts payable and accrued expenses                       32,957           69,398       (988,064)      (17,277)
         Liabilities subject to compromise                                -                -              -             -
         Accrued compensation                                      (134,580)         (85,478)      (509,318)      228,281
                                                               ------------     ------------    -----------    ----------
Net cash used in operating activities                              (894,370)      (1,312,856)    (2,490,094)     (147,863)
                                                               ------------     ------------    -----------    ----------
Investing Activities
Purchase of equipment and software                                        -                -              -             -
                                                               ------------     ------------    -----------    ----------
Net cash used by investing activities                                     -                -              -             -
                                                               ------------     ------------    -----------    ----------
Financing Activities
Principal payments on notes payable - bank                                -                -       (348,385)     (250,000)
Principal payments on notes payable - equipment
  and other                                                               -                -       (431,232)            -
Principal payments on long-term debt                               (401,989)               -         (7,830)            -
Proceeds from notes payable - other                                       -          103,917        140,289       503,000
Proceeds from common stock subscriptions                            100,000                -        200,000     2,960,200
Stock option subscriptions subject to repurchase
                                                                    130,000          420,000        200,000             -
Proceeds from sale of common stock                                   74,000          610,000              -             -
Proceeds from sale of convertible debentures                        855,965                -              -             -
                                                               ------------     ------------    -----------    ----------
Net cash provided (used) by financing activities                    757,976        1,133,917       (247,158)    3,213,200
                                                               ------------     ------------    -----------    ----------
Net increase (decrease) in cash                                    (136,394)        (178,939)    (2,737,252)    3,065,337
Cash at beginning of period                                         159,730          338,669      3,075,921        10,584
                                                               ------------     ------------    -----------    ----------
Cash at end of period                                          $     23,336     $    159,730    $   338,669    $3,075,921
                                                               ============     ============    ===========    ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                       $    146,580     $     50,246    $   158,319    $        -
                                                               ============     ============    ===========    ==========
Supplemental schedule of noncash investing and
  financing activities:
Issuance of common stock/warrants in connection
  with debt                                                    $          -     $     83,000    $         -    $  300,000
                                                               ============     ============    ===========    ==========
Issuance of common stock to pay vendor                         $          -     $          -    $     2,520    $        -
                                                               ============     ============    ===========    ==========

                       AMERICAN FILM TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998


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

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see H.J. Meyers Agreement), the Company completed a private placement for $3,460,200 and the Company must raise additional funds to finance its future operations. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1999. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims or any class of creditors that are provided for in the Company's Plan of Reorganization. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Accounting" below. The only effects of the bankruptcy proceedings reflected in the accompanying financial statements as of June 30, 1996 are "Liabilities Subject to Compromise", which are impaired prepetition liabilities in accordance with the Plan and "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statement of Operations.

Plan of Reorganization

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the bankruptcy court and became effective October 17, 1995 (the "Effective Date"). Under the terms of the Plan, the following is a summary of treatment of each of the major classes of creditors and stockholders:


                           Estimated
                           Amount of
Class of Claim             Claim              Distribution under the Plan                    Status
--------------             ---------          ---------------------------                    ------
Class 1 -                  $   86,000         Cash payment in full on effective date         Unimpaired
Employee
Priority Claim

Class 2 -                  $   80,000         Cash payment on Distribution Date or, at       Unimpaired
Priority Claims                               the Company's discretion, over six years
                                              plus interest

Class 3 -                  $  623,000         Cash payment on the effective date plus        Unimpaired
Comerica Claims                               interest and reasonable legal fees

Class 4 -                  $  500,000         Cash payment plus interest on the              Unimpaired
Secured Claims                                effective date

Class 5 - DIP              $  122,000         $110,000 cash payment plus accrued             Impaired
Financing Claims                              interest on effective date and remainder
                                              in one year note

Class 6 - Convenience      $    6,000         Cash payment in full on effective date         Unimpaired
Claims

Class 7 - Unsecured        $1,650,000         Unsecured five year notes in full amount       Impaired
Claims                                        of allowed claim, with interest at 7%

Class 8 - Preferred        N/A                $10 cash on effective date.  Unexercised       Impaired
Stock Interest                                Series B and the Series C and D voting
                                              convertible preferred stock interest
                                              will be canceled

Class 9 - Common           N/A                Retained, subject to dilution                  Impaired
Stock Interest

Class 10 - Other           N/A                Cancelled                                      Impaired
Equity Interests


                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


The above Class 7 Unsecured Claims does not include the Class 7 Claim of Joseph Taritero which has been compromised pursuant to the provisions of a prior Stipulation and Order (see Note 10).

A claim becomes impaired when the legal, contractual or equitable right of such claim is altered, modified or changed by the proposed treatment under the Plan.

H.J. Meyers Agreement

On May 3, 1995, the Company executed an agreement with H.J. Meyers and Co., Inc. ("Meyers") pursuant to which Meyers purchased an exclusive 90 day option as of May 30, 1995, to purchase common stock from the Company for $3,000,000 which would provide Meyers up to 51% of the outstanding shares. Upon approval of the agreement by the Bankruptcy Court, on May 30, 1995, Meyers paid the Company a non-refundable fee of $150,000 for the option. The agreement required Meyers to pay the $3,000,000 to the Company upon the Effective Date of the Company's Plan. Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Company's common stock to "accredited investors", as that term is defined by the Securities Act of 1933. The net proceeds to the Company totaled $3,460,200, including the conversion of the $300,000 bridge loan discussed below.

The Company agreed to grant a one-time demand and piggyback registration right. For a period of two years from the Effective Date, the new stockholder can demand (upon demand by at least 25% of the new stockholders) the Company file a registration statement with the Securities and Exchange Commission (SEC) covering the reoffer and resale of its shares (up to 38,982,508). Notwithstanding the foregoing, if at any time prior to exercise of the demand registration right the Company receives a Letter of Intent from an underwriter for a public equity offering of at least $5,000,000 of the Company's securities, then the demand registration right shall terminate. On March 28, 1995, the Company entered into a letter of intent with H.J. Meyers (the "Meyers Letter of Intent") under which Meyers confirmed its interest in underwriting on a firm commitment basis a public offering of shares of the Company's common stock. The Meyers Letter of Intent contemplates the negotiation and execution of formal agreements relating to the proposed offering and provides, among other things, that the Company will apply for listing on the NASDAQ Small Cap Market and use its best reasonable efforts to maintain such listing for not less than five years; that the Company, if requested, will obtain "key man" life insurance on the lives of designated officers of the Company and that the Company shall have entered into a joint venture, business alliance or business combination with an owner of content on terms acceptable to Meyers.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


The new stockholders also have a right to register their shares in any offerings of the Company stock (a `piggyback" right). The amount of stock the new stockholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. The existence of these rights could adversely impact the future price of the common stock or the ability of the Company to raise additional equity capital.

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

Fresh Start Reporting

Under the provision of State of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and prepetition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

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

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998



                                                                         (1)
                                                                     H.J. Meyers          (2)
                                                     Prior to          Private        Fresh Start         Reorganized
                                                  Reorganization      Placement        Adjustment        Balance Sheet
                                                  --------------     -----------      -----------        -------------
Assets
Current Assets:
  Cash                                            $    115,721      $ 2,960,200      $         -         $ 3,075,921
  Restricted cash                                    2,960,200       (2,960,200)               -                   -
  Accounts receivable                                        -                -                -                   -
  Other current assets                                  36,493                -                -              36,493
                                                  ------------      -----------      -----------         -----------
Total current assets                                 3,112,414                -                -           3,112,414

Equipment and software, at cost, net                   755,253                -         (305,253)            450,000
Leasehold improvements, net                             64,740                -                -              64,740
Film library, net                                       55,380                -          394,620             450,000
                                                  ------------      -----------      -----------         -----------
Property and equipment, net                            875,383                -           89,367             964,740

Reorganization value in excess of
identifiable assets                                          -                -        6,237,264           6,237,264
                                                  ------------      -----------      -----------         -----------

Total assets                                      $ 3 ,987,787      $         -      $ 6,326,631         $10,314,418
                                                  ============      ===========      ===========         ===========


Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
 Notes payable:
  Bank loans - in default                         $    348,385      $         -      $         -          $  348,385
  Other loans                                          622,300         (300,000)               -             322,300
  Accounts payable and accrued
    expenses                                         1,470,705                -              350           1,471,055
  Accrued compensation                                 729,376                -                -             729,376
                                                  ------------      -----------      -----------         -----------
Total current liabilities                            3,170,766         (300,000)             350           2,871,116

Notes payable                                                -                -        1,642,234           1,642,234
Liabilities subject to compromise                    1,642,211                -       (1,642,211)                  -

Stockholders' Equity (deficit):
  Preferred stock                                          695                -             (695)                  -
  Common stock                                          60,822           78,293                -             139,115
  Capital in excess of par value                    13,526,767        3,181,907       11,046,721           5,661,953
  Accumulated deficit                              (17,373,674)               -      (17,373,674)                  -
  Subscription payable                               2,960,200       (2,960,200)               -                   -
                                                  ------------      -----------      -----------         -----------
Total stockholders' Equity (deficit)                  (825,190)         300,000        6,326,258           5,801,068
                                                  ------------      -----------      -----------         -----------

Total Liabilities and Stockholders'
  Equity (deficit)                                $  3,987,787      $         -      $ 6,326,631         $10,314,418
                                                  ============      ===========      ===========         ===========

                                     F-11

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements


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

The Company

The Company's business is the production of color versions of motion pictures and television programs originally produced in black and white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

Consolidation

The consolidated financial statements include the accounts of Midtech de Mexico, S.A., the Company's wholly owned inactive Mexican subsidiary. All intercompany transactions have been eliminated in consolidation.

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

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



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

Loss per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are calculated utilizing weighted average shares outstanding and exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the effect of dilutive securities outstanding. All earnings per share amounts for all period presented, where necessary, have been restated to conform to the SFAS 128 requirements.

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

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



New Accounting Pronouncement

In June 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information' ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in 1999.


3. Film Library

The Company's film library, consists of 11 films held for distribution and or sale, and are stated as follows:

                                                            June 30,
                                                    1998                 1997
                                                 ---------            ---------
Estimated fair market value                      $ 450,000            $ 450,000
Less: accumulated amortization                     412,500              262,500
                                                 ---------            ---------
                                                 $  37,500            $ 187,500
                                                 =========            =========

The related amortization of the Film Library for the year ended June 30, 1998 and June 30, 1997 was $150,000 and $150,000, respectively.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



4. Equipment and Software

   Equipment and software consists of the following:

                                                             June 30,
                                                    1998                 1997
                                                 ---------            ---------
Assets:
   Equipment                                     $ 426,241            $ 426,241
   Software                                         20,000               20,000
   Leasehold improvements                           64,740               64,740
                                                 ---------            ---------
                                                   510,981              510,981
Accumulated depreciation and
 amortization:
   Equipment                                       233,666              147,666
   Software                                         11,000                7,000
   Leasehold improvements                            9,269                5,561
                                                 ---------            ---------
                                                   253,935              160,227
                                                 ---------            ---------
                                                 $ 257,046            $ 350,754
                                                 =========            =========


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

Since the Effective Date through June 30, 1998, the Company has not been able to restart its operations. Due to the Company's financial position and uncertainty in estimating future cash flows, at June 30, 1997, the Company wrote off the reorganization value in excess of identifiable assets as recoverability of the asset is uncertain.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



6. Debtor in Possession Secured Financing

On May 22, 1994, the Company obtained from the Bankruptcy Court a final order granting the motion for debtor-in-possession secured financing with certain stockholders as the lenders which permitted the Company to borrow up to $150,000 with interest at 4% per annum. A total of $122,300 was borrowed, all of which has been repaid in accordance with the Plan of Reorganization.

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

Principal categories of notes payable at June 30, 1998 and 1997 consist of the following:

                                                           June 30,
                                                   1998                 1997
                                                ----------           ----------
Trade and other claims                          $1,026,192           $1,346,487
Accrued compensation                                84,413               96,542
Billings on uncompleted contracts                  178,200              178,200
Notes payable to shareholder, net
 of debt discount of $65,709                             -               34,291
Senior secured convertible notes                   855,965                    -
                                                ----------           ----------
                                                 2,144,770            1,655,520
Less current portion of notes payable             (478,191)            (405,307)
                                                ----------           ----------
                                                $1,666,579           $1,250,213
                                                ==========           ==========

The amounts at June 30, 1996 have been converted to notes payable under the Plan and bear interest at 7%. Accrued interest payable at June 30, 1998 and 1997 are $96,082 and $114,179, respectively.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



Included in notes payable above at June 30, 1997 is a $100,000 loan from a shareholder. On February 3, 1997, the Company signed a two-year convertible note payable secured by the Company's assets and bearing interest at 9% per annum. The note converts, at the option of the of the holder, into common stock of the Company at a rate of $0.09 per share, a discount of $83,000 from the market price of common stock on that date. The estimated value of this discounted conversion term has been recorded to reduce the carrying value of the note and as capital in excess of par. On September 28, 1997 the notes was converted to common stock.

Included above are $855,965 of two year Senior Secured Convertible Notes bearing no interest and convertible into common stock at a rate of $0.03 per share in late 1999 and 2000.

Annual aggregate maturities of long-term debt for each of the three years subsequent to June 30, 1998 are:

                        1999                    478,191
                        2000                  1,261,272
                        2001                    405,307
                                             ==========
                                             $2,144,770
                                             ==========


8. Operating Leases

The Company leases its facilities under the terms of three operating leases expiring at various dates through June 2001. Annual future minimum rental commitments under noncancelable operating leases as of June 30, 1998 are as follows:

                        1999                 $140,464
                        2000                   63,504
                        2001                   21,168
                                             ========
                                             $225,136
                                             ========

Rent expense for the years ended June 30, 1998 and 1997 were $206,857 and $139,146, respectively.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



9. Income Taxes

At June 30, 1998, the Company had net operating loss carryforwards of approximately $19,501,000 for federal income tax purposes and approximately $10,439,000 for state income tax purposes. These carryforwards will begin expiring in 1998 unless previously utilized. In addition, the Company has federal research and development credits of approximately $136,000 which expire in 2004 and 2008. The use of these carryforwards in any one year will be limited as a result of changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code, of the Company during fiscal 1993 and 1996.

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

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           June 30,
                                                 1998                   1997
                                              ----------             ----------
Depreciation                                  $        -             $   45,000
Film library amortization                        208,000                228,000
Reserves                                               -                 42,000
Net operating loss carryforwards               1,976,000              1,353,000
Other                                            151,000                111,000
                                              ----------             ----------
Total deferred tax assets                      2,335,000              1,779,000
Valuation allowance for deferred
 tax assets                                   (2,335,000)            (1,779,000)
                                              ----------             ----------
Net deferred tax asset                        $        -             $        -
                                              ==========             ==========

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

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



11. Stockholders' Equity (Deficit)

Stock Options

In accordance with the terms of the Plan, all prepetition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 43,481,210 shares as of June 30, 1998 and 51,700,000 shares as of June 30, 1997.

The following table summarizes stock option activity for the two years ended June 30, 1998:

                                                                     Weighted -
                                                                       Average
                                                     Number of        Exercise
                                                       Shares           Price
                                                    -----------       ---------
     Outstanding at June 30, 1996                    35,700,000          $ .10
     Granted                                         16,300,000            .11
     Exercised                                         (300,000)           .12
                                                     ----------       --------
     Outstanding at June 30, 1997                    51,700,000            .10
     Granted                                         30,250,000            .01
     Exercised                                         (968,790)           .05
     Cancelled                                      (37,500,000)           .10
                                                    -----------       --------
     Outstanding at June 30, 1998                    43,481,210            .04
                                                    ===========       ========


The following is a table that summarizes information concerning outstanding and exercisable stock options at June 30, 1998:

                                                            Weighted
                                           Weighted          Average                             Weighted
                                           Average          Remaining                             Average
Range of                 Number            Exercise        Contractual           Number          Exercise
Exercise              Outstanding           Price             Life             Exercisable         Price
------------------------------------------------------------------------------------------------------------
 .01- .20               43,281,210           $0.04             2.50              38,281,210         $0.04
 .21- .40                        -               -                -                       -             -
 .41- .62                  200,000            0.62             3.25                 200,000          0.62
                       -------------------------------------------------------------------------------------
                       43,481,210           $0.04             2.56              38,481,210         $0.04


                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



In January 1996, the Company granted options pursuant to an employment agreement with Gerald Wetzler, the Company's President and CEO. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.0628. The options become exercisable at the rate of 1 and 2/3% per month. At June 30, 1998, 5,000,000 options were vested and exercisable. The options terminate on January 1, 2001. Deferred compensation for the estimated fair value of the options granted of $1,702,000 was recorded during 1996 and 1997. Compensation expense of $240,000 per year is being recognized in relation to these options.

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

On January 3, 1997, May 12, 1997 and June 5, 1997, Mr. Wetzler purchased, for $200,000, $160,000 and $60,000 respectively, options to purchase up to 10,000,000, 4,000,000 and 1,500,000 shares of the Company's common stock at exercise prices of $0.09, $0.13 and $0.13, respectively. The options vest over six months and expire on January 3, 2000, May 12, 2001 and June 6, 2001, respectively. In accordance with APB 25, the difference between the exercise price and the fair value on the date of grant of $3,298,000 is recorded as deferred compensation, which is then amortized over the vesting period.

On September 12, 1997, Mr. Gerald Wetzler purchased options to acquire 30,000,000 shares of Common Stock of the Company for an aggregate purchase price of $130,000. Pursuant to these options, shares of Common Stock of the Company may be repurchased at an exercise price of $0.01 per share. Such options are currently exercisable by Mr. Wetzler provided that Mr. Wetzler does not sell or transfer the shares of Common Stock issuable upon such exercise for a period of six months from the date of grant. These options terminate on September 12, 1999. The Board of Directors granted Mr. Wetzler these options in part to enable the Company to have sufficient working capital to operate through October 1997 so that the Company could either obtain additional financing or proceed with an orderly liquidation. Simultaneously with the purchase of the foregoing options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate certain June, 1996 options to purchase 20,000,000 share of Common Stock of the Company at an exercise price of $.012 per share, as well as certain January, 1997 options to purchase 10,000,000 shares of Common Stock of the Company at an exercise price of $0.07 per share. Such options were purchased by Mr. Wetzler for an aggregate price of $400,000. As of the termination date, Mr. Wetzler had only exercise 250,000 of the 20,000,000 options granted to him in June of 1996.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



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

On February 9, 1996, the Company granted an option to purchase 2,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.01 to Larry King, a member of the Board of Directors. The options vest and become exercisable upon consummation of a financing arrangement within a two-year period from the date of grant. At June 30, 1997, no options were vested or exercisable. The options terminated on February 9,1998.

Also in 1996, the Company granted an option to purchase 1.0 million shares of common stock to Larry King at an exercise price of $0.18 per share. These options are currently vested.

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements



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

Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options and employee stock purchase plan shares under the fair value method of that statement. The fair value of these options or employee stock purchase rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively; risk-free interest rates of 6.0%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 75% and a weighted average life of the options of 2.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require. the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                                      June 30,
                                            ------------------------------
                                               1998               1997
                                            -----------      -------------
Pro forma net income (loss)                $(1,551,930)      $(16,005,610)
Pro forma net income (loss)
 per share                                      $(0.02)            $(0.22)

                       American Film Technologies, Inc.

                  Notes to Consolidated Financial Statements




Post-Petition Employee Stock Grants

As inducement and compensation to certain key employees, (who were first put on reduced work and compensation schedules and later put on administrative leave), the Company agreed to issue common stock as compensation to discourage these key employees from seeking other employment. The agreement which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These shares vested immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 1998, 742,000 shares have been set aside, of which 164,000 of these shares were issued as of the Effective Date of the Plan.