Form 10-Q
period 1998-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1999-03-02
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended September 30, 1998.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from to

Commission file number 1-9748

                        AMERICAN FILM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)


          Delaware                                       23-2359277
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporated or organization)


                 4105 Sorrento Valley Blvd., San Diego, CA 92121
                 -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code: (212) 572-6370

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

As of September 30, 1998, there were 85,036,100 shares of common stock outstanding.

Part 1 - FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet


                                                September 30,
                                                    1998           June 30,
                                                 (Unaudited)         1998
                                                -------------     ----------
Assets
Current Assets:
  Cash                                          $   13,849       $    23,336
  Other current assets                               9,612             9,612
                                                ----------       -----------
Total current assets                                23,461            32,948

Equipment and software, at cost, net               233,619           257,046
Film library, net                                        -            37,500
                                                ----------       -----------

                                                $  257,080       $   327,494
                                                ==========       ===========

Liabilities and stockholders' equity (deficit)
Current Liabilities:
  Notes payable: current portion                $  478,191         $ 478,191
  Accounts payable and accrued expenses            612,626           582,826
                                                ----------        -----------
Total current liabilities                        1,090,817         1,061,017

Long -Term notes payable                         1,666,579         1,666,579
                                                ----------        -----------

Total Liabilities                                2,757,396         2,727,596
                                                ----------        -----------

Stockholders' Equity (Deficit)
  Common stock, $.002 par value:
  Authorized shares - 225,000,000; issued
  and outstanding shares 85,036,100
  and 76,736,100 at September 30, 1998 and
  June 30, 1998, respectively                      170,073           153,473
  Capital in excess of par value                16,863,515        16,797,115
  Deferred compensation                         (1,042,000)       (1,102,000)
  Accumulated deficit                          (18,491,904)      (18,248,690)
                                                ----------        ----------
Total stockholders' equity (deficit)            (2,500,316)       (2,400,102)
                                                ----------       -----------
                                                $  257,080       $   327,494
                                                ==========       ===========

See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

             For the Three months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                 September 30,    September 30,
                                                     1998              1997
                                                 -------------    -------------

Revenues:                                          $       -        $        -

Expenses:

  Compensation and benefits - administrative
    and officers                                      71,600            70,702
  Selling, general and administrative                 87,067           243,581
  Interest expense                                    23,620               752
  Depreciation and amortization                       60,927            49,753
                                                  ----------       -----------

                                                     243,214           364,788
                                                  ----------       -----------

Net loss                                          $ (243,214)      $  (364,788)
                                                  ==========       ===========

Net loss per share - basic                        $     0.00       $      0.00

Net loss per share - diluted                      $     0.00       $      0.00

Shares used in the calculation of net income
 (loss) per common share:
    Basic                                         85,036,100        73,700,576
    Diluted                                      157,899,477       126,918,288







See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows

             For the Three months ended September 30, 1998 and 1997

                                   (Unaudited)


                                                   September 30,  September 30,
                                                       1998           1997
                                                   -------------  -------------

Cash Flows From Operating Activities:

Net loss                                            $ (243,214)     $ (364,788)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and Amortization                       60,927          49,753
    Amortization of Deferred Compensation               60,000          60,000
    Changes in Assets and liabilities:
      Other current assets and liabilities                   -          22,843
      Accounts payable and accrued expenses             29,800         (16,831)
      Accrued compensation                                   -           1,200
                                                     ---------      ----------

Net cash used by operating activities                  (92,487)       (247,823)
                                                     ---------      ----------

Cash Flows From Financing Activities:
  Principal payments on notes payable - other                -          11,306
  Proceeds from sale of common stock                    83,000         171,999
                                                     ---------      ----------

Net cash provided by financing activities               83,000         183,305
                                                     ---------      ----------

Net increase (decrease) in cash                         (9,487)        (64,518)

Cash - beginning of period                              23,336         159,730
                                                     ---------      ----------

Cash - end of period                                 $  13,849      $   95,212
                                                     =========      ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest           $     880      $     752



See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three months ended September 30, 1998 and 1997. The results of operations for the three months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.


2.  Reorganization Under Chapter 11

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

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


3. Summary of Significant Accounting Policies

The Company

The Company's business is the production of color versions of motion pictures and television programs originally produced in black and white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

Consolidation

The consolidated financial statements include the accounts of Midtech de Mexico, S.A., the Company's wholly-owned Mexican subsidiary. All intercompany transactions have been eliminated in consolidation.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Overview and Reorganization.

As stated previously, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. Success of the Company will, among other things, depend upon the resumption of production in Mexico. That will require reemployment of selected former Mexican employees. Since the Mexican operation was suspended in October 1993, the Company believes most of the former employees have found other jobs. If the Company is unable to rehire certain former employees, it will have to recruit and train a new work force. That would delay the resumption of production and increase the cost of production. As such, it could have a materially adverse effect on the Company. Although the Company expects to benefit from the devaluation of the peso, there is no assurance of how long those expected benefits will last.

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

Results of Operations.

The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending September 30, 1998 and 1997 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended September 30, 1998 the Company recorded net interest expense of approximately $23,000 as compared to $1,000 for the period ended September 30, 1997.

For the quarters ended September 30, 1998 and 1997 the Company recorded compensation and benefits for its administration and officers of approximately $72,000 and $71,000 respectively.

For the quarters ended September 30, 1998 and 1997, the Company recorded selling, general and administrative expenses of approximately $87,000 and $243,000 respectively.

For the quarters ended September 30, 1998 and 1997, the Company recorded depreciation and amortization expense of approximately $61,000 and $50,000 respectively.

For the quarters ended September 30, 1998 and 1997, the Company had a net loss of approximately $243,000 and $365,000 respectively, or less than $0.01 cent per share for each period.

Liquidity and Capital Resources.

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

The Company is continuing to experience cash flow difficulties. Mr. Wetzler has continued to provide limited funds to meet minimum operating expenses on a month to month basis. The Company was required to make a payment in October 1998 of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. To the extent outside financing is not obtained in the immediate future and if Mr. Wetzler determines not to continue funding the Company on a month to month basis the Company will be liquidated. In such event the shareholders in all likelihood will receive nothing in respect of their stock.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


                           PART II: OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings

None.

Item 2. Changes In Securities

Sale of Unregistered Securities - Between July 1, 1998 and February 5, 1999 an additional $33,000 in Secured Convertible Notes were issued in a private placement. The Notes were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

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

PART 11 : OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    NONE

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.

Date: February     1999
      -----------------


By:   /s/ Gerald M. Wetzler                                    February   1999
     ---------------------------------------------------
      Gerald M. Wetzler,
      Chairman, Chief Executive Officer and Acting
      Chief Financial and Accounting Officer