Form 10-Q
period 1998-12-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1999-03-02
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended December 31, 1998.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from _________________ to ___________________

Commission file number 1-9748

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
                    (Address of principal executive offices)

Registrant's telephone number including area code: (212) 572-6370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---  ---
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes    No X
                                      ---   ---

As of December 31, 1998, there were 85,036,100 shares of common stock outstanding.

Part 1 - FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet


                                                                                   December 31,
                                                                                      1998              June 30,
                                                                                   (Unaudited)            1998
                                                                                   -----------            ----
Assets
Current Assets:
     Cash                                                                          $    9,747          $  23,336
     Other current assets                                                               9,612              9,612
                                                                                   ----------          ---------
Total current assets                                                                   19,359             32,948
                                                                                   ----------          ---------

Equipment and software, at cost, net                                                  210,192            257,046
Film library, net                                                                                         37,500
                                                                                            -
                                                                                   ----------          ---------

                                                                                   $  229,551          $ 327,494
                                                                                   ==========          =========
Liabilities and stockholders' equity (deficit) Current Liabilities:
     Notes payable: current portion                                                $  478,191          $ 478,191
     Accounts payable and accrued expenses                                            649,033            582,826
                                                                                   ----------          ---------
Total current liabilities                                                           1,127,224          1,061,017

Long -Term notes payable                                                            1,689,579          1,666,579
                                                                                   ----------          ---------

Total Liabilities                                                                   2,816,803          2,727,596
                                                                                   ----------          ---------

Stockholders' Equity (Deficit)
     Common stock, $.002 par value:
     Authorized shares - 225,000,000; issued
     and outstanding shares 85,036,100
     and 76,736,100 at December 31, 1998 and
     June 30, 1998, respectively                                                      170,073            153,473
     Capital in excess of par value                                                16,863,515         16,797,115
     Deferred compensation                                                           (982,000)        (1,102,000)
     Accumulated deficit                                                          (18,638,840)       (18,248,690)
                                                                                   ----------          ---------
Total stockholders' equity (deficit)                                               (2,587,252)        (2,400,102)
                                                                                   ----------          ---------

                                                                                   $  229,551          $ 327,494
                                                                                   ==========          =========

See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                        For the Three                     For the Six
                                         Months Ended                    Months Ended
                                         December 31,                     December 31,
                                             1998            1997           1998             1997
                                             ----            ----           ----             ----

Revenues:                                $        -      $        -      $        -        $        -
                                         ----------      ----------      ----------        ----------

                                                  -               -               -                 -
                                         ----------      ----------      ----------        ----------

Expenses:

    Compensation and benefits -
       administrative and officers                                          136,182           153,807
                                             64,582          83,105
    Selling, general and administrative                     162,244         123,255           405,825
                                             36,188
    Interest expense
                                             22,739           2,601          46,359             3,353
    Depreciation and amortization
                                             23,427          48,559          84,354            98,312
                                         ----------      ----------      ----------        ----------

                                            146,936         296,509         390,150           661,297
                                         ----------      ----------      ----------        ----------

Net loss                                   (146,936)     $ (296,509)     $ (390,150)       $ (661,297)
                                         ==========      ==========      ==========        ==========


Net loss per share- basic                 $   (0.00)      $   (0.00)      $   (0.00)        $   (0.01)

Net loss per share - diluted              $   (0.00)      $   (0.00)      $   (0.00)        $   (0.00)

Shares used in the calculation of net
 income (loss) per common share:
        Basic                            85,036,100      72,008,051      85,036,100        72,008,051
        Diluted                         157,916,144     140,966,080     157,907,500       139,666,084


See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                       For the six
                                                                       months ended
                                                                       December 31,
                                                                           1998                     1997
                                                                           ----                     ----
Cash Flows From Operating Activities:

Net loss                                                                 $  (390,150)              $  (661,297)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
      Depreciation and Amortization                                           84,354                    98,312
      Amortization of Deferred Compensation                                  120,000                   120,000
      Changes in Assets and liabilities:
        Other current assets and liabilities                                       -                    32,443
        Accounts payable and accrued expenses                                 66,207                  (167,776)
        Accrued compensation                                                       -                     2,700
                                                                        ------------               -----------

Net cash used by operating activities                                       (119,589)                 (575,618)
                                                                        ------------               -----------

Cash Flows From Financing Activities:
      Principal payments on notes payable - other                                  -                      (994)
      Proceeds from notes payable - other                                     23,000                   296,461
      Proceeds from sale of common stock                                      83,000                   171,999
                                                                        ------------               -----------

Net cash provided by financing activities                                    106,000                   467,466
                                                                        ------------               -----------

Net increase (decrease) in cash                                              (13,589)                 (108,152)

Cash - beginning of period                                                    23,336                   159,730
                                                                        ------------               -----------

Cash - end of period                                                    $      9,747               $    51,578
                                                                        ============               ===========


Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                          $        880               $     3,353



See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of December 31, 1998 and June 30, 1998, and the results of operations and cash flows for the six months ended December 31, 1998 and 1997. The results of operations for the six months ended December 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.


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

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)



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

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, for those Company employee stock options issued with an exercise price not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.
                                       5

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Overview and Reorganization.
----------------------------

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

Results of Operations.
----------------------

The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending December 31, 1998 and 1997 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended December 31, 1998 the Company recorded net interest expense of approximately $23,000 as compared to $3,000 for the period ended December 31, 1997.

For the quarters ended December 31, 1998 and 1997 the Company recorded compensation and benefits for its administration and officers of approximately $65,000 and $83,000 respectively.

For the quarters ended December 31, 1998 and 1997, the Company recorded selling, general and administrative expenses of approximately $36,000 and $162,000 respectively.

For the quarters ended December 31, 1998 and 1997, the Company recorded depreciation and amortization expense of approximately $23,000 and $49,000 respectively.

For the quarters ended December 31, 1998 and 1997, the Company had a net loss of approximately $147,000 and $297,000 respectively, or less than $0.01 cent per share for each period.

Liquidity and Capital Resources.
--------------------------------

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


                           PART II: OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings
-------------------------

None.

Item 2. Changes In Securities
-----------------------------

Sale of Unregistered Securities - Between July 1, 1998 and February 5, 1999 an additional $33,000 in Secured Convertible Notes were issued in a private placement. The Notes were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.


Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

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

PART 11 : OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)    NONE

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.

Date: February     1999
      -----------------


By:       /s/ Gerald M. Wetzler                                 February   1999
          --------------------------------------------------
          Gerald M. Wetzler,
          Chairman, Chief Executive Officer and Acting
          Chief Financial and Accounting Officer