Form 10-Q
period 1999-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1999-07-29
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X)           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934, for the Quarter Ended March 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No X

As of March 31, 1999, there were 89,236,101 shares of common stock outstanding.

Part 1 - FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                       March 31,
                                                                                         1999             June 30,
                                                                                     (Unaudited)            1998
                                                                                     -----------            ----
Assets
Current Assets:
  Cash                                                                              $   15,624           $  23,336
  Other current assets                                                                   4,320               9,612
                                                                                    ----------           ---------
Total current assets                                                                    19,944              32,948
                                                                                    ----------           ---------

Equipment and software, at cost, net                                                   186,765             257,046
Film library, net                                                                            -              37,500
                                                                                    ----------           ---------

                                                                                    $  206,709           $ 327,494
                                                                                    ==========           =========
Liabilities and stockholders' equity (deficit)
Current Liabilities:
  Notes payable: current portion                                                    $  478,191           $ 478,191
  Accounts payable and accrued expenses                                                714,240             582,826
                                                                                    ----------           ---------
Total current liabilities                                                            1,192,431           1,061,017

Long -Term notes payable                                                             1,599,579           1,666,579
                                                                                    ----------           ---------

Total Liabilities                                                                    2,792,010           2,727,596
                                                                                    ----------           ---------

Stockholders' Equity (Deficit)
  Common stock, $.002 par value:
  Authorized shares - 225,000,000; issued
  and outstanding shares 89,236,101
  and 76,736,100 at March 31, 1999 and
  June 30, 1998, respectively                                                          178,473             153,473
  Capital in excess of par value                                                    16,965,115          16,797,115
  Deferred compensation                                                               (922,000)         (1,102,000)
  Accumulated deficit                                                              (18,806,889)        (18,248,690)
                                                                                   -----------         -----------
Total stockholders' equity (deficit)                                                (2,585,301)         (2,400,102)
                                                                                    ----------         -----------

                                                                                    $  206,709          $  327,494
                                                                                    ==========          ==========


See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                         For the Three                           For the Nine
                                                         Months Ended                            Months Ended
                                                           March 31,                               March 31,
                                                   1999                 1998               1999                 1998
                                                   ----                 ----               ----                 ----


Revenues:                                         $     -              $     -           $      -              $     -
                                                 ---------            ----------         --------              -------
                                                       -                    -                   -                    -
                                                 ---------            ----------         --------              -------
Expenses:

  Compensation and benefits -
    administrative and officers                     60,000                72,204          196,182              226,011
  Selling, general and administrative               62,376               104,393          185,631              510,218
  Interest expense                                  22,246                 3,319           68,605                6,672
  Depreciation and amortization                     23,427                49,565          107,781              147,877
                                                 ---------            ----------         --------           ----------

                                                   168,049               229,481            558,199              890,778
                                                 ---------           -----------         ---------          -----------

Net loss                                          (168,049)          $ (229,481)       $  (558,199)          $ (890,778)
                                                 =========           ===========       ============          ===========


Net loss per share - basic                       $   (0.00)          $     (0.00)      $    (0.01)           $   (0.01)

Net loss per share - diluted                     $   (0.00)          $     (0.00)      $    (0.00)           $   (0.00)

Shares used in the calculation of net
  income (loss) per common share:
    Basic                                       89,236,101            73,700,576       89,236,101           73,700,576
    Diluted                                    162,816,100           142,738,000      160,361,800          140,805,000



See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                                                 For the nine
                                                                                                 months ended
                                                                                                   March 31,
                                                                                        1999                     1998
                                                                                        ----                     ----

Cash Flows From Operating Activities:

Net loss                                                                            $  (558,199)            $  (890,778)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
     Depreciation and Amortization                                                      107,781                 147,877
     Amortization of Deferred Compensation                                              180,000                 180,000
     Changes in Assets and liabilities:
       Other current assets and liabilities                                               5,292                  10,822
       Accounts payable and accrued expenses                                            131,414                (134,040)
       Accrued compensation                                                                   -                       -
                                                                                    -----------             -----------

Net cash used by operating activities                                                  (133,712)               (686,119)
                                                                                    -----------             -----------

Cash Flows From Financing Activities:
  Principal payments on notes payable - other                                                 -                 (35,274)
  Proceeds from notes payable - other                                                    33,000                 396,706
  Proceeds from sale of common stock                                                     93,000                 172,000
                                                                                    -----------             -----------

Net cash provided by financing activities                                               126,000                 533,432
                                                                                    -----------             -----------

Net increase (decrease) in cash                                                          (7,712)               (152,687)

Cash - beginning of period                                                               23,336                 159,730
                                                                                    -----------             -----------

Cash - end of period                                                                $    15,624             $     7,043
                                                                                    ===========             ===========


Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                      $       880             $    63,889


See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1999 and June 30, 1998, and the results of operations and cash flows for the nine months ended March 31, 1999 and 1998. The results of operations for the nine months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.


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

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



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

Results of Operations.

The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending March 31, 1999 and 1998 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended March 31, 1999 the Company recorded net interest expense of approximately $22,000 as compared to $3,000 for the period ended March 31, 1998.

For the quarters ended March 31, 1999 and 1998 the Company recorded compensation and benefits for its administration and officers of approximately $60,000 and $72,000 respectively.

For the quarters ended March 31, 1999 and 1998, the Company recorded selling, general and administrative expenses of approximately $62,000 and $104,000 respectively.

For the quarters ended March 31, 1999 and 1998, the Company recorded depreciation and amortization expense of approximately $23,000 and $49,000 respectively.

For the quarters ended March 31, 1999 and 1998, the Company had a net loss of approximately $168,000 and $230,000 respectively, or less than $0.01 cent per share for each period.

Liquidity and Capital Resources.

During fiscal 1998, the Company's operations were financed almost entirely by remaining working capital, proceeds from private placements of its securities and purchases and option exercises by Gerald Wetzler. During this period $855,965 in secured convertible notes were issued in a private placement. Between July 1, 1998 and April 22, 1999 an additional $39,000 in secured convertible notes were issued in a private placement.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)




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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 1999, four stockholders of the Company filed suit in the Newcastle County, Delaware Chancery Court against Mr. Gerald Wetzler, Chairman and Chief Executive Officer of the Company, and the Company as a nominal defendant, seeking on various grounds to abrogate a stock option agreement and secured convertible note previously granted and issued by the Company in 1997 to Mr. Wetzler, as previously disclosed at that time, and to terminate Mr. Wetzler's 1996 employment agreement with the Company. The action also sought, among other things, to compel the Company to hold an annual meeting of shareholders to elect directors as required by Delaware law. Mr. Wetzler has been vigorously prosecuting his defense of this action and recently filed a Motion for Summary Judgement with the Court based on terms of all of the agreements in question which require exclusive jurisdiction in the courts of California for all disputes arising out of or relating to these agreements. The Company has joined in such Motion through counsel retained by the independent members of the Company's Board of Directors. In the interim, the depositions of various individuals have commenced. The Court, by order dated July 6, 1999, denied a Motion by Mr. Wetzler to dismiss the action on various grounds, and set an August 16, 1999 date for a hearing on all matters then outstanding before the Court in the case, including the Motion for Summary Judgement. The Court also set September 1, 1999 as the date on which the annual meeting of stockholders to elect directors will be held and also set July 15, 1999 as the record date for stockholders of record entitled to notice of and to vote at such meeting.

Item 2. Changes In Securities

Sale of Unregistered Securities - Between July 1, 1998 and April 22, 1999 an additional $39,000 in Secured Convertible Notes were issued in a private placement. The Notes were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

Subsequent Events - On July 8, 1999, Gerald M. Wetzler, Chairman and Chief Executive Officer, exercised an option to purchase 20,000,000 shares of Common Stock, $.002 per value at a price of $0.01 per share by paying $40,000 cash and a promissory note for $160,000.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)




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

AMERICAN FILM TECHNOLOGIES, INC.

Date: July ________ 1999



By: /s/ Gerald M. Wetzler                                            July   1999
    -----------------------------------------------------------------
     Gerald M. Wetzler,
     Chairman, Chief Executive Officer and Acting
     Chief Financial and Accounting Officer