Form 10-Q/A
period 1999-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 1999-08-16
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NUMBER 1
                                   Form 10-Q/A

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended March 31, 1999.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from ______ to ______

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


                300 Park Avenue, 17th Floor, New York, NY 10022
                -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code: (212) 572-6370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No _X_

As of March 31, 1999, there were 89,236,101 shares of common stock outstanding.

                        AMERICAN FILM TECHNOLOGIES, INC.

                                 MARCH 31, 1999


                           PART II: OTHER INFORMATION
                           --------------------------


Item 2. Changes In Securities

Subsequent Events - On July 8, 1999, Mr. Wetzler, Chairman and Chief Executive Officer, exercised an option to purchase 20,000,000 shares of Common Stock, $.002 par value by canceling $40,000 of his senior secured notes and signing a $160,000 promissory note due November 6, 1999 with interest at 10% per annum. The note is collateralized by 23,500,000 of his shares of Common Stock, 2,200,000 of his brothers' shares of Common Stock, and $30,000 of senior subordinated notes. The market price of the Company's common shares on July 8, 1999 was $0.04.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.

Date: August 11, 1999



By: /s/ Gerald M. Wetzler                                       August 11, 1999
    --------------------------------------------
    Gerald M. Wetzler,
    Chairman, Chief Executive Officer and Acting
    Chief Financial and Accounting Officer