Form 10-K
period 1999-06-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-01-25
CIK 819028

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1999
                                     OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934 for the transition period from              to
                                                                -------------

            -------------------

Commission file number 1-9748

                        American Film Technologies, Inc.
             -----------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                                                  23-2359277
------------------------------------------------------------               ---------------------------------------
State or Other Jurisdiction of Incorporation or Organization               (I.R.S. Employer Identification Number)

300 Park Avenue, 17th Floor, New York, NY                                                    10022
-------------------------------------------------------                           --------------------------
(Address of Principal Executive Offices)                                                   (Zip Code)

                                 (212) 572-6370
     ---------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, -$.002 Par Value
     ---------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value is approximately $6,233,192, based on 103,886,531 shares of Common Stock held by non-affiliates at the last trading price of $0.06 per share as of September 30, 1999.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. YES    NO X
                                      ---   ---

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 30, 1999 there were 138,577,531 shares of Common Stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable.

                                     PART I

     THE INFORMATION CONTAINED HEREIN SHOULD BE READ IN CONJUNCTION WITH AMERICAN FILM TECHNOLOGIES, INC.'S ("AFT" OR THE "COMPANY") CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THIS FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD- LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-K. THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THE "RISK FACTORS" SET FORTH BELOW.

                                  RISK FACTORS

     Any investment in AFT is speculative and involves a high degree of risk. Prospective investors should carefully consider the following investment considerations.

     Start-Up Operations: As a result of AFT's financial difficulties and bankruptcy proceedings it has not engaged in ongoing operations for six years. In addition to hiring qualified personnel, the expense and the time required to recommence operations may be greater than anticipated.

     History Operating Losses: In spite of the past profitability of AFT's colorization fee-for-services business, AFT has not entered into an agreement to render such services for six years. It cannot state with any degree of certainty whether it will be able to obtain contracts for fee-for-services work and if so, upon economically viable terms. In addition, AFT incurred a net operating loss for each of the last two years prior to its filing for bankruptcy.

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

     Competition in Colorization: The lure of the entertainment industry, technological advances in computers, software and related hardware, and the decline in the cost of new equipment all have an effect on potential competitors' decisions to enter the colorization industry. Many entertainment companies are better established, have substantially greater financial resources and larger research and development staffs and facilities than AFT. Such companies may develop their own colorization process and facilities that would compete for third party colorization work. Such companies may also prove to be more successful in the production and distribution of colorized product. In addition, it is possible that a competitor may colorize and seek to obtain a copyright for a television or theatrical film product from the public domain which it colorizes subsequent to AFT. In recent years, AFT has had only one competitor. Towards the end of 1996 and the early months of 1997, this competitor experienced significant financial difficulties and filed for protection under Chapter 7 of the Bankruptcy Code. AFT has been advised that its competitor's assets were purchased by a group including former officers and directors of the competitor and one or more investors.

     Need for Additional Financing: The success of AFT's plan to commence the building of a valuable colorized film and television library will require substantial additional financing of no less than $4,000,000 in order for AFT to upgrade its technology and recommence operations. There can be no assurance that such financing would be available on acceptable terms, if at all. The failure by AFT to secure such additional financing to fund the operations of AFT could have a material adverse effect on AFT.

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

     Market Demand for Colorized Television and Theatrical Product: Although the colorization of black and white theatrical and television programming has been ongoing for a decade or more, it has only represented a minuscule percentage of the total amount of programming produced during that time period. The U.S. television market is currently supplied with network programming, theatrical and television motion pictures, syndicated and other forms of programming. In addition, virtually all of the distribution of colorized theatrical and television programming has been handled by a small group of major production companies. AFT cannot state with certainty that the market will accept any increase in the amount of product available or that AFT will be able to distribute its product on economically feasible terms.

     Market Demand for Colorization Services: AFT historically generated almost all its revenue from providing its colorization services to third party owners of films and television shows. Since 1992, when AFT's major customer, Turner Entertainment, decided to stop colorizing its library, there has been very little demand for colorization. Although AFT intends to concentrate on building its own colorized film library, it may require revenue from its colorization services to sustain its operations. To the extent that this requirement develops, the lack of demand for colorization on a fee-for-services basis could have a material adverse effect upon AFT's ability to continue in business.

     Retail Sales of Video Cassettes: The sale of AFT's home video cassettes will depend upon the willingness of retailers to display and sell the merchandise. Because of competition for shelf space, there is no assurance this will occur.

     Availability of Suitable Product: The success of AFT is contingent upon finding and acquiring, on economically feasible terms, enough product for its library or joint ventures suitable for colorization. AFT cannot predict with certainty that sufficient product will be available and if so, whether such product will be available at economically feasible terms.

     Lack of Distribution Experience: AFT has no experience in the distribution of film and television product, a highly competitive business. The success of AFT will depend in great part on its ability to hire qualified personnel to perform distribution or, in the alternative, to negotiate joint venture or other favorable distribution agreements with established distribution companies. There is no assurance AFT can accomplish this.

     Regulations: In 1988, the United States Congress enacted legislation addressing change and modification of motion pictures which included colorized films. The legislation created the "National Film Preservation Board," which is empowered to select 25 "classic" films per year. The alteration of these films, including colorization, must carry a label stating that they have been "altered and/or modified" without the participation of the principal director, screenwriter and other creators of the original film. AFT does not believe that this legislation has had any impact (either positive or negative) on its business. Members of the film making community continue to lobby for additional governmental restrictions that could restrict colorization. Therefore, there can be no guarantee that further legislation will not be enacted in the United States or other countries which may have an adverse effect on AFT's business.

     Creative Opposition: Most of the larger and better libraries in the United States are owned by film production companies. Because of the vocal opposition from certain actors, writers, directors and other creative personnel in the film community, several of the major studios have been reluctant to colorize their libraries. There is no assurance that this reluctance will not continue. To the extent that it limits the supply of a commercially viable product, this creative opposition could have an adverse material effect upon AFT's business.

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

     Price of Common Stock/Market for Common Stock: As a result of its bankruptcy proceedings, the shares of the Company's $.002 par value common stock (the "Common Stock") have been delisted from NASDAQ. Accordingly, there has been no regular trading market of the common stock since such time. In addition, due to AFT's financial difficulties it has not engaged in active operations since October 1993. The current market price of the Common Stock does not meet certain minimum per share prices designated by NASDAQ and state "blue sky" regulations. Accordingly, unless the per share price increases dramatically, the trading price of the shares may further restrict AFT's ability to list the shares on NASDAQ and to publicly trade in certain states.

     Future Sales/Dilution: The trading price of the Common Stock may also be adversely affected by the significant overhang of securities issued by AFT. At this time, approximately 138,577,531 shares of Common Stock are outstanding or subject to options or issuance upon conversion of the Company's debentures. Certain of these shares are not freely tradeable and are subject to restrictions on the re-offer or resale imposed by the Act and applicable state securities laws. The issuance of additional shares upon the exercise of the Company's options and the conversion of the Company's debentures could have a dilutive effect on the ownership interest of existing shareholders. While the company may challenge the validity of certain options and conversion rights, there can be no assurance that such a challenge will be successful.

     Dividends Unlikely: AFT has not paid any dividends on its Common Stock to date and does not intend to pay dividends in the near future. The payment of dividends in the future will be contingent upon AFT's revenues and earnings (if any), capital requirements and general financial condition. The payment of any dividends will be within the discretion of AFT's then Board of Directors. It is the present intention of the Board of Directors to retain any earnings for use in AFT's business operations. Accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

ITEM 1. BUSINESS.

                                     GENERAL

     American Film Technologies, Inc.'s ("AFT" or the "Company") principal business has been the production of color versions of motion pictures and television programs originally produced in black and white. AFT was incorporated in Delaware in 1985 and completed its first project in November 1987. AFT completed a public offering of its common stock in August 1987. Since its organization, AFT has colorized over 200 motion pictures, 170 television programs and 90 animated cartoons. Through its filing for protection under Chapter 11 of the Bankruptcy Code, AFT believes it had accounted for approximately 70% of the global colorized production of black and white films. During the year ended 1993, AFT completed COLORIMAGED versions of 43 full length motion pictures, 7 episodes of a one-half hour television series and 5 short cartoons, a theatrical animated short, an animated half-hour special for television, a half-hour video introducing a new board game and portions of the ink and paint and special effects work for the Amblin Entertainment full-length animated motion picture "We're Back. "

     While most of AFT's colorization activities have been for customers on a fee-for-services basis, AFT has also produced colorized films for its own library. The Company owns the copyrights of 11 colorized films, including 4 Sherlock Holmes films starring Basil Rathbone; "The Scarlett Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; 3 Bela Lugosi horror films; "Outpost in Morocco" starring George Raft; "Gung Ho" starring Robert Mitchum and Randolph Scott; and "Eternally Yours" starring David Niven.

     AFT's film products are based on AFT's proprietary technology for the creation of color versions of motion picture and television programs originally produced in black and white, called COLORIMAGED films, as well as animation ink and paint and special effects. The AFT-owned COLORIMAGED films may be licensed for television broadcast, cable television, and for sale in home video markets.

     AFT's colorization business continued to grow and prosper during the late 1980' s with the development of significant customers such as 20th Century Fox, Republic Pictures and Turner Entertainment ("Turner"). By 1990, Turner accounted for more than 75% of AFT's colorization business. In 1991, AFT's founding investor and principal shareholder, George R. Jensen, decided to step down to pursue other business opportunities. At the time, the Board determined it would be in AFT's best interests to diversify its operations through entry into the computer animation and ink and paint (the process of putting color into animated film) which utilized similar technology.

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

RECENT DEVELOPMENTS

     On September 13, 1999, the Registrant held an annual meeting of shareholders at which the entire slate of new directors were elected by a vote of 37,106,326 for and 158,000 against.

     The present directors of the Registrant are Fred S. Ruby, Porter Bibb, Anthony K. Chan and John H. Hoagland. (See "Directors and Executive Officers of the Registrant" below.)

     On September 16, 1999, the newly constituted board of directors of the Registrant met and elected Fred Rudy Chairman of the Board and Chief Executive Officer. Martin & Taub, LLP was appointed counsel to the corporation. On September 27, 1999, the newly constituted board voted to elect Fred Rudy the President of the corporation. The board of directors terminated the employment agreement of Gerald M. Wetzler, the Registrant's former Chairman, President and Chief Executive Officer, "for cause" and formed a special committee to further investigate Wetzler's conduct as an officer, director and employee of the Registrant as well as his purchase and sale of the Registrant's securities and his acquisition of secured notes from the Registrant, with a view towards exploring the Registrant's rights and remedies against Wetzler. On September 15, 1999, the Registrant received a notice from Wetzler, dated September 13, 1999, wherein he purported to resign as an employee of the Registrant claiming that he is entitled to the payment of $750,000 due to his "resignation" following a "change in control" of the Registrant as defined in his employment agreement. All issues relating to Mr. Wetzler's holdings in the Company as well as his employment agreement have been settled pursuant to the terms of a settlement agreement dated December 30, 1999. (See "Settlement Agreement"attached as an exhibit.)

            On November 1, 1999, certain Senior Secured Convertible Notes totaling $450,000.00 became due. The Company believes that of this amount, Mr. Wetzler may be owed approximately $400,000.00, and another $50,000.00 may be owed to another note holder. The Company has not paid these amounts and does not have the capital at this time to pay such sums.

            On or about November 3, 1999, Fred S. Rudy entered into a letter of intent with Mr. Wetzler which sought to resolve all outstanding issues between the Company and Mr. Wetzler, as contained in the pending litigation and with respect to all notes, options and outstanding shares of common stock claimed to be owned or controlled by Mr. Wetzler. This letter of intent also sought to resolve all issues relating to Mr. Wetzler's employment contract with the Company.

            This letter of intent was executed subject to approval by the Company's Board of Directors. At a Special Meeting of the Board of Directors held on December 14, 1999, the terms of that agreement were unanimously rejected on the grounds that they were not in the best interests of the Company. Mr. Wetzler has moved in the pending action in the State of Delaware to enforce the terms of the letter of intent and to declare a constructive trust with respect to the Company's funds as a result of the failure to pay the sums alleged to be due to Mr. Wetzler on November 1, 1999. A settlement agreement, dated December 30, 1999, was entered into between the Company and Mr. Wetzler. This agreement was approved at a meeting of the Board of Directors by a unanimous vote.

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

     During 1991 and 1992, AFT incurred significant additional expenses in acquiring the required equipment and technology for animation production. As a result, it incurred significant losses on its animation operations. At the same time, competitive factors and increasing reliance on fee colorization business from Turner led to reduced fees and narrowed profit margins in colorization operations, the only area of AFT's business that had positive cash flow. These problems were further exacerbated by concentrating AFT's resources on computer animation and ink and paint. AFT was also doing small projects such as music videos, animated shorts and interactive game projects.

     At the end of 1992, Turner announced its intention to terminate its film colorization program. AFT was faced with declining revenues and had depleted its cash reserves through the cost of, and losses incurred in connection with, its animation and ink and paint operations. In addition, it had failed to capitalize on its market dominance by broadening its customer base in the colorization business. Accordingly, its back orders dropped significantly. As a result of the foregoing, by the end of 1992, AFT was faced with the depletion of its remaining cash within a few months. In response to this crisis, the Board terminated Mr. Taritero and appointed Arthur Hartel as its President and Chief Executive Officer. Mr. Hartel had previously served as the General Counsel and Secretary to the Company. Mr. Hartel's principal objective was to locate additional capital for AFT.

     Pre-Petition Investor. During early 1993, efforts were made to find a major investor to inject new capital into AFT. An investor group led by minister and broadcaster Pat Robertson (the "Robertson Group") entered into an agreement to purchase control of AFT. In August 1993, the Robertson Group failed to close the transaction.

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

     Management commenced a restructuring of the Company, suspending certain operations of the animation and ink and paint divisions.

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

     Because of the operating losses in fiscal 1993, AFT was in violation of covenants of its lending agreement with Comerica relating to tangible net worth, fixed charges, working capital, debt ratio and current ratio. During this period, AFT and Comerica entered into three forbearance agreements, the last of which expired on September 30, 1993.

     As a result of AFT's financial difficulties, Comerica required AFT to reduce the outstanding principal balance on this loan by approximately $445,000 (from $1,068,000 as of June 30, 1993 to approximately $623,000 on October 8,
1993). On September 8, 1993, in order to obtain a forbearance agreement until October 1, 1993, AFT granted the bank a security interest in AFT's patents and copyrights as additional collateral. During early October 1993, Comerica refused to allow AFT to utilize certain funds which AFT had believed would be available to it. As a result of the bank's actions, AFT did not meet its obligations to third parties, including payroll for its Mexican subsidiary. In October 1993, the employees of this subsidiary went on strike. On October 8, 1993, Comerica advised AFT that it would file a motion in the Superior Court of the State of California for the County of Los Angeles seeking the appointment of a receiver for AFT and an order restricting its use of cash. AFT filed for relief under the Bankruptcy Code on October 15, 1993.

AFT BANKRUPTCY

     On October 16, 1993, AFT filed for relief under Chapter 11 of the United States Bankruptcy Code. AFT has not generated any new film colorization or animation service orders since the filing under Chapter 11.

     From the filing of the bankruptcy until October 1995, AFT was funded principally from equity investments by its principal shareholder, Mr. Wetzler and certain other individuals. In addition, pursuant to a debtor in possession secured lending arrangement, Mr. Wetzler and Mr. Robert Bernhard, in their discretion, were authorized to make available to AFT up to an aggregate of $150,000 (the "DIP Financing"). The maximum outstanding at any time under the DIP Financing was $122,300 in July 1995.

     Although AFT reduced its overhead and operating expense significantly since the filing of the Chapter 11 proceeding, the lack of capital and film colorization contracts made it impossible for AFT to resume operations and to generate sufficient revenues to cover its ongoing overhead and administrative expenses. In order to preserve its resources, AFT reduced its overhead by laying off substantially all of its employees and by reducing the amount of space it leases in San Diego. In January 1995, AFT ceased its post-petition operations and has vacated the space which it had leased in San

Diego.

1995 FINANCING EVENTS

     H.J. Meyers Private Placement. On May 3, 1995, the Company entered into an option agreement with H.J. Meyers & Co., Inc. ("Meyers") pursuant to which the Company granted Meyers a ninety-day option (beginning May 30, 1995) to purchase up to 51% of the Company's Common Stock, or 35,182,508 shares, for $3,000,000 (the "Meyers Placement"). Upon approval of the Meyers Placement by the Bankruptcy Court on May 30, 1995, Meyers paid the Company a non-refundable fee of $150,000 for the Meyers option. The Agreement required Meyers to pay the Company $3,000,000 on the effective date of the Company's plan of reorganization (the "Plan"). (See "Plan of Reorganization" below.) Through a subsequent amendment to that agreement, Meyers agreed to use its best efforts to increase the proceeds of the offering to $4,000,000 which would result in net proceeds of $3,480,000 to the Company. In exchange for this possible increase, the Company agreed to issue an additional 3,800,000 shares to Meyers and its assignees. Meyers raised the money through a private placement of the Common Stock to "accredited investors," as that term is defined by the Securities Act of 1933 as amended (the "Meyers Shareholders"). As of October 31, 1995, the termination date for the sale, Meyers had sold subscriptions totaling $3,460,200 for the purchase of the Company's stock. As of June 30, 1996, the net proceeds to the Company totaled $3,460,200, including the conversion of a $300,000 bridge loan described below. (See "Meyers Loan" below.) In consideration for, among other things, funding the $150,000 price of the Meyers Placement, the Placement Agent agreed to assign 14,345,854 shares of Common Stock to L&R Holdings, Inc. and 10,545,854 shares of Common Stock to JCV Capital Corp.

     The stockholders from the Meyers Placement also have a right to register their stock in any offering of the Company's stock. The amount of stock these shareholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. However, the non-affiliate Meyers Shareholders can sell their shares under Rule 144 without any volume or manner of sale limitations on or after October 17, 1997. The potential influx into the public marketplace of these approximately 10,000,000 shares of Common Stock and the existence of the registration rights could adversely impact the price of the Common Stock or the ability of the Company to raise additional equity capital.

     Meyers Loan. On July 28, 1995, Meyers arranged for a $500,000 bridge loan (the "Meyers Loan") to the Company bearing an interest of 8% per annum to fund certain obligations of the Company prior to the effective date of the Plan. In addition to interest, the accredited investors received Common Stock at the rate of one-half share for every dollar of the bridge loan. On the effective date of the Plan, $300,000 of the bridge loan was converted into the Common Stock and the remaining $200,000 was repaid. Proceeds from the Meyers Loan were utilized as follows: (1) $250,000 to the outstanding principal balance due on the Comerica Bank loan; (2) $100,000 to pay the remaining balance on the purchase agreement with the employees at the Company's Mexican facility (See "Properties" below); and (3) $150,000 for the Company's general administrative expenses.

     Plan of Reorganization. In July 1995, AFT proposed a plan of reorganization to raise sufficient new capital to recommence operations. Pursuant to the proposed plan, AFT contemplated raising up to $4 million in new equity, including the Meyers Placement, described above. On October 6, 1995, the Plan was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date"). In connection with the Plan, the Company raised approximately $3.4 million in new equity capital.

      Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

Class of              Estimated                Distribution under the Plan                               Status
Claims                Amount of
                      Claim

-------------------------------------------------------------------------------------------------------------------------------
Class 1               $86,000                  Cash payment in full on effective date                    Unimpaired
Employee
Priority Claim

Class 2               $80,000                  Cash payment on Distribution Date or, at                  Unimpaired
Priority Claim                                 the Company's discretion, over six years
                                               plus interest

Class 3               $623,000                 Cash payment on the effective date plus                   Unimpaired
Comerica                                       interest and reasonable legal fees
Claims

Class 4               $500,000                 Cash payment plus interest on the effective               Unimpaired
Secured                                        date
Claims

Class 5 DIP           $122,000                 $110,000 cash payment plus accrued                        Impaired
Financing                                      interest on effective date and remainder in
Claims                                         one year note

Class 6               $6,000                   Cash payment in full on effective date                    Unimpaired
Convenience
Claims

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

Class 9               N/A                      Retained, subject to dilution                             Impaired
Common
Stock Interest

Class 10              N/A                      Canceled                                                  Impaired
Other Equity
Interests

----------------------------
* Does not include the Class 7 claim of Joseph Taritero, which was compromised pursuant to the terms of a prior stipulation and order and has been paid in full by the Company.

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

SUBSEQUENT FINANCING

     During fiscal 1999, the Company's operations were financed almost entirely by remaining working capital, proceeds from private placements of its securities and purchases and option exercises by Gerald Wetzler. During this period $49,000 in secured convertible notes were issued in a private placement. Between July 1, 1999 and July 8, 1999, no additional secured convertible notes were issued.

     In January 1997, the Company issued a $100,000 principal amount Senior Secured Convertible Debenture to an accredited investor in a private placement. In September 1997, the investor converted this Debenture into 1,100,000 shares of the Company's Common Stock pursuant to its terms.

    Between October 1997 and April 1998, the Company issued a $264,000 principal amount Senior Secured Convertible Debenture to accredited investors in a private placement. In fiscal 1999, the investors converted these Debentures into 8,800,000 shares of the Company's Common Stock pursuant to its terms.

     In January 1997, May 1997 and June 1997, the Company raised an additional $420,000 through the sale of director stock options to purchase 15,500,000 shares to Gerald Wetzler. These options plus an option purchased by Mr. Wetzler for $200,000 in June 1996 to purchase 20,000,000 shares of Common Stock were terminated by Mr. Wetzler in two separate transactions in September 1997. (See "Certain Relationships and Related Transactions" below.)

     AFT received commitments from Mr. Wetzler and a group of investors, pursuant to which such investors committed to provide up to $1,000,000 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $500,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing were utilized to make the principal and interest payments due on the Company's Bankruptcy Notes. An additional $404,965 was raised from Mr. Wetzler and other investors to fund the Company's working capital requirements between late 1997 and 1999.

                                   OPERATIONS

     Colorized Films. Historically, AFT has created color imaged films which are color versions of motion pictures originally produced in black and white. The first color version of a full length motion picture was completed by AFT in late November 1987.

     Prior to embarking on its attempt to enter into the animation business in1991, AFT was operating profitably from its colorization operations. As recently as its fiscal year ended June 30, 1990, it generated $3.1 million of net income on revenues of $18.5 million. After a poor year in 1991 when revenues dropped by almost 50% as compared to the prior year, AFT was again profitable in fiscal 1992, generating $0.9 million of net income on revenues of $14.1 million. During the year ended June 30, 1992, AFT completed color versions of 40 full length motion pictures, 71 episodes of a one-half hour television series and 25 short cartoons. During the year ended June 30, 1993, AFT completed 43 full length motion pictures. For the six month period ended December 31, 1993, AFT completed 7 COLORIMAGED motion pictures.

     Traditionally, Turner has been the most active studio in colorizing its black and white library, principally the old MGM library. During fiscal 1993, AFT's agreement with Turner amounted to approximately 65% of the work completed in the year ended June 30, 1993. Turner announced its intention to terminate its film colorization program at the end of 1992. Subsequently, it has not ordered any new films colorized by AFT beyond those which have beencompleted. AFT does not know when, if ever, Turner will resume its colorization activities. However, AFT believes that other studios and media companies, principally Universal, Columbia, Fox, Warner Brothers, and Viacom, all have significant black and white film and television libraries that have not been colorized. AFT also believes that substantial foreign film and television libraries exist which have not been colorized.

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

     Film Library. Prior to 1993, in addition to colorizing movies for other owners, AFT created colorized films for its own library from movies in the public domain. By doing this, AFT acquired a new 75-year copyright in the colorized version of the motion picture. Among the films owned in whole or in part were "It's a Wonderful Life, " "The Scarlet Pimpernel, " and 4 Sherlock Holmes films, and others. As of June 30, 1997, AFT's library consisted of the following 11 completed films:

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

          "Outpost in Morocco" starring George Raft;

          "Gung Ho" starring Randolph Scott and Robert Mitchum;

          "Eternally Yours" starring David Niven and Loretta Young;

          "The Scarlet Pimpernel" starring Leslie Howard, Merle Oberon and Raymond Massey; and

          "Black Dragons," "Scared To Death" and "White Zombie" starring Bela Lugosi.

     In the first quarter of fiscal 1993, AFT sold its joint venture interest in 5 films (including "It's a Wonderful Life") it held in agreement with Republic Pictures ("Republic") to Republic for $600,000. This price was in excess of the carrying value of these films.

     The 4 Sherlock Holmes films were distributed through Multimedia Entertainment as part of a two program agreement. Each 3-hour program consisted of 2 Sherlock Holmes films. AFT's recognized revenues of $190,000 related to the showing of the first of these programs during fiscal 1989. In fiscal 1990, AFT recognized $191,000 in revenues from broadcast of the second film program.

     AFT has received copyrights on the color versions of the films in its library. Since June 1987, the Copyright Office of the Library of Congress has been accepting registrations for copyright protection for a 75-year period (amended in 1998 for an additional 20 years) on certain colorized versions of black and white motion pictures.

     The distribution business is highly competitive. The most important factors are: price, quality, dependability, audience appeal of the product and marketing skills. There are numerous domestic and foreign competitors, many of whom have resources substantially greater than AFT. These competitors include major motion picture studios and other production and distribution companies which distribute their own programs and films as well as those produced by others.

     The Company cannot state with any degree of certainty what revenues could be derived at this time from the exploitation of its current library.

     Animation. During the years ended June 30, 1989 and 1990, AFT engaged in a research and development project to produce a computer-generated, paperless, animation process and ink and paint (the process of putting color in animated films), which would be competitive with existing traditional and computer animated systems with respect to both the perceived production values and costs.

     During fiscal 1992, AFT completed a short theatrical cartoon for Twentieth Century Fox. AFT also animated a 30-minute prime time television special, a Ronald McDonald's Storybook Theater presentation titled "The Magic Paintbrush," for Marvel and CBS Television. AFT has also used its high resolution computer and film based ink, paint and compositing technology on the full-length animated feature film "We're Back" for Universal Pictures. AFT's computer process colors traditional animation cells and outputs the final product to 35mm film. "We're Back" was completed for Amblin Entertainment during September 1993 to meet a theatrical release date of November 1993.

     Although AFT developed significant technology in this area, it was not able to match its competitors' prices. Accordingly, AFT produced only few significant projects and has incurred significant losses in producing certain of those projects. AFT's business plan upon reorganization focuses on the core colorization business. While AFT has proven animation technology, profit margins in animation were minimal due to lower cost foreign animation competition. In addition, technological advances in computer hardware and software have surpassed AFT's technology. AFT also believes that substantial resources would be required in order for it to compete effectively and to attain full-scale production. (See "History of AFT" above.)

     Mexican Subsidiary. The Company performed much of its colorization work through its wholly-owned subsidiary, American Film Technologies de Mexico, S.A., a Mexican corporation. AFT loaned a significant amount of its colorization, animation and ink and paint equipment to the subsidiary. Due to restraints on the utilization of its cash imposed by Comerica Bank, the subsidiary missed its payroll on October 8, 1993 and the subsidiary's employees began a work stoppage. As a result of the strike, the Mexican employees filed a lien against AFT's equipment located at the Mexico production facility. Since the equipment is owned by AFT and the labor claim is against the subsidiary, AFT challenged the validity of the lien, and in August, 1994, a Mexican court ruled in favor of the workers, validating their lien on the equipment. This equipment was subsequently repurchased by the Company.

     In December 1994, the subsidiary negotiated a settlement of the strike. The settlement called for a schedule of payments to its employees. Subsequently, the subsidiary failed to make payments. In March 1995, the Mexican Labor Board allowed the employees to execute their lien and granted them title to the equipment. Subsequently, AFT has organized a new Mexican subsidiary, Midtech de Mexico, S.A. de C.V. ("Midtech"). Midtech negotiated a purchase agreement with the owners of AFT's former equipment. The agreement required a purchase price of $215,000, which has been paid.

     Current management believes that a Mexican production facility is advantageous to the strategic plan of the Company. However, the Company has not operated for six years and although historically the Company was able to achieve significant cost savings through its Mexican operations as compared to the U.S., it is uncertain whether such cost savings can be achieved in the future. Should the Company resume operations at this time, it would consider re-establishing operations in Mexico, which will require re-employment of selected former employees of the Company's former subsidiary. Since the Mexican operation was suspended in October 1993, most of the former employees have found other jobs. The success of the Company will depend upon Midtech's ability to rehire certain former employees. If Midtech is unable to do so, it will have to recruit and train a new work force. That would delay the resumption of production and increase the cost of production. As such, it could have a materially adverse effect on the Company. Although the Company expects to benefit from the recent devaluation of the peso, there is no assurance its future employees or vendors will not demand increases in wages or prices to offset the effect of devaluation.

INTELLECTUAL PROPERTY

     The Company holds three United States patents pertaining to colorizing monochrome images, which will expire in January 2008, March 2009 and July 2013. AFT also holds a patent pertaining to the animation process, which will expire in October 2010. AFT's success will largely be dependent upon its technology and its ability to maintain patent protection on the technology it develops. (See "Risk Factors -- Patent Protection" above).

EMPLOYEES

     At present, the Company has no employees. The Company will add employees as necessary in phases as it commences design work on films, then production of colorized films and finally, distribution and exploitation of the colorized films.

SUBSEQUENT DEVELOPMENTS

     The Company is continuing to experience cash flow difficulties. The Company was required to make a payment in October 1998 and October 1999, each of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure.

     There has been a cash contribution of $250,000.00 as a result of the purchase of stock by Rudy and various of his associates. These funds are being used by AFT to operate the business of the Company and to pay certain expenses of the Company.

     The Company has settled the outstanding litigation between it and Gerald M. Wetzler. (See "Recent Developments" above and "Legal Proceedings" below.)

ITEM 2. PROPERTIES.

     AFT formerly leased approximately 8,400 square feet of office and production space at 4105 Sorrento Valley Boulevard, San Diego, California. The lease on this property was terminated in fiscal 1999, before the expiration date on October 31, 2000. The Company knows of no action instituted by the landlord in this regard.

     The Company formerly leased space in Tijuana, Mexico which lease expired on June 30, 1998. There is still indebtedness to the landlord for unpaid rent. No action in this regard has been instituted by the landlord.

     AFT leases office space in New York City, New York located at 300 Park Avenue, New York, New York 10022. The lease is renewable on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

    On June 9, 1999, four stockholders of the Company filed suit in the Newcastle County, Delaware Chancery Court against Mr. Gerald Wetzler as Chairman and Chief Executive officer of the Company, and the Company as a nominal defendant, seeking on various grounds to abrogate a stock option agreement and secured convertible note previously granted and issued by the Company in 1997 to Mr. Wetzler, as previously disclosed at that time, and to terminate Mr. Wetzler's 1996 employment agreement with the Company. The action also sought, among other things, to compel the Company to hold an annual meeting of shareholders to elect directors as required by Delaware law. Mr. Wetzler vigorously prosecuted his defense of this action and filed a motion for Summary Judgment with the Court bas ed on terms of all the agreements in question which require exclusive jurisdiction in the courts of California for all disputes arising out of or relating to these agreements. The Court, by order dated July 6, 1999, denied a motion by Mr. Wetzler to dismiss the action on various grounds and set and August 16, 1999 date for a hearing on all matters then outstanding before the Court in the case, including the motion for Summary Judgment. The Court also set September 1, 1999 as the date on which the annual meeting of stockholders to elect directors was to be held and also set July 15, 1999 as the record date for stockholders of record entitled to notice of and to vote at such meeting. The annual meeting was held on September 13, 1999. (See "Recent Developments" above.)

     Pursuant to the terms of a settlement agreement dated December 30, 1999, this litigation was settled. The mutual terms of the settlement agreement provides for the payment of $1,140,000 on or before September 30, 2000, to Gerald M. Wetzler for an option to purchase all or substantially all of his holdings in the Company and for a further payment of $900,000 on or before January 1, 2001. In consideration for the foregoing, Mr. Wetzler agreed to extend the due date for the payment of all his Senior Secured Notes to January 1, 2001. At such time as the Company exercises the option to purchase Mr. Wetzler's holdings, it intends to retire a significant portion of the shares or option for shares which Mr. Wetzler holds. As further consideration for this agreement, the Company agreed to ratify Mr. Wetzler's employment agreement and a Senior Secured Note in the amount of $750,000 issued to Mr. Wetzler pursuant thereto. In addition, the Company has paid the sum of $100,000 to the law firm which represented Mr. Wetzler in this litigation and agreed to pay sums to prior counsel for the Company. In the event that the option is exercised by the Company, Mr. Wetzler will remain with approximately 9 million shares of the Company's common stock.

     Notwithstanding certain provisions in the settlement agreement, if a party introduced by Mr. Wetzler makes an investment in the Company in an amount equal to or greater than 4 million dollars, Mr. Wetzler will have the right to either accept full payment of the option exercise payment or to reject the payment and convert all of his Senior Secured Notes in accordance with the terms provided therein. Mr. Wetzler's exercise of this right will be valid for a period of twelve months following the closing of the investment. In accordance with their fiduciary duties, the Board of Directors of the Company will have the right to reject any such proposed investment.

       On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. The Company will attempt to negotiate a settlement of this Judgment and to arrange for a reasonable payout.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company has not submitted any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on a limited basis on the "pink sheets" under the symbol "AFTC." Stock price ranges for each full quarterly period during the two most recent fiscal years ended June 30, 1998 and June 30, 1999 are listed below:

 Common Stock Price Range
--------------------------
        Quarter
                        Ended                               High                    Low
                        -----                               ----                    ---
                        09/97                               $1.20                   $0.18
                        12/97                               $1.03                   $0.30
                        03/98                               $0.64                   $0.21
                        06/98                               $0.48                   $0.20
                        09/98                               $0.40                   $0.15
                        12/98                               $0.25                   $0.03
                        03/99                               $0.14                   $0.05
                        06/99                               $0.09                   $0.04
            09/99                               $0.08                   $0.1/16

-----------
* The Company filed for protection under Chapter 11 of the Bankruptcy Code on October 16, 1993.

     According to the records of the Company's transfer agent on September 30, 1999 the Company had 1,320 shareholders of record. On September 30, 1999, the last trading price of the Common Stock was reported at $.06 per share.

     The Company has not declared dividends on the Common Stock since it became a public company. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The tables below set forth certain selected consolidated financial data of the Company for each year of the five-year period ended June 30, 1999 and should be read in conjunction with "Managements's Discussion and Analysis of Financial Condition and Results of Operations" below, "Risk Factors" above and the financial statements included elsewhere herein. All data for the period ended June 30, 1997 is reported on a fresh start basis of accounting in accordance with the Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants, and includes activity from October 17, 1995 (the Effective Date) to June 30, 1997. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of June 30, 1997, 1998 and 1999 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        Summary of Financial Information
                  (000's omitted except for per share numbers)

                                                                     Year Ended June 30,
                                             ----------------------------------------------------------------
Income Statement Data                            1999         1998       1997         1996*         1995
                                                 ----         ----       ----         -----         ----
                                               (Successor) (Successor)(Predecessor)(Predecessor)(Predecessor)
Revenues                                       -             -         -             -            $22
Net Income (Loss)                              $(727)       $(1,390)   $(15,414)     $(1,642)     $(1,642)
Income (Loss) per  share- basic                $(0.01)      $(0.02)    $(0.21)       $(0.06)      $(0.06)
                       - diluted               $(0.01)      $(0.01)    $(0.13)       $(0.06)      $(0.06)


                                                                            June 30,
                                                ------------------------------------------------------------------
Balance Sheet Data                                   1999        1998        1997        1996          1995
                                                     ----        ----        ----        ----          ----
                                                (Successor) (Successor) (Predecessor) (Predecessor) (Predecessor)
Total Assets                                         $195        $327        $7,245     $7,245       $1,263
Long-Term Debt, net of current portion               $49         $1,667      $1,634     $1,634          -
Total Liabilities                                    $2,699      $2,728      $2,566     $2,566       $4,349
Stockholders' Equity (Deficit)                       $(2,054)    $(2,400)    $4,678     $4,678       $(3,086)

------------
* Includes the period from October 17, 1995 (the Effective Date) to June 30,
1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The operations of AFT for the fiscal years ended June 30, 1998 and 1999 were significantly affected by the reduction and, in fiscal year 1994, the cessation of production operations of the Company. As a result, the financial results of the Company for each of the three fiscal years addressed by this report do not reflect any earnings capacity of the Company. The financial data for the periods ended June 30, 1997, 1998 and 1999 reflects the adoption of Fresh Start Accounting and includes the period from October 17, 1995 (the Effective Date) to June 30, 1996. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

     The opinion of the Company's auditors, Cummings & Carroll, P.C., which accompanies the Company's financial statements, contains an emphasis paragraph as to the Company's ability to continue as a going concern.

               Year Ended June 30, 1999 compared to June 30, 1998

     The Company did not record any revenues during the period.

     Total expenses during the fiscal year ended June 30, 1999 amounted to $726,000. Total expenses during the fiscal year ended June 30, 1998 amounted to $1,389,000.

               Year Ended June 30, 1998 compared to June 30, 1997

     The Company did not record any revenues during the period.

     In 1997, the Company recorded an expense of $5,689,000 relating to the write-off of its asset, "Reorganization Value in Excess of Identifiable Assets". This write-off was required due to the uncertainty of its recoverability.

     Total expenses during the fiscal year ended June 30, 1998 amounted to $1,389,000. Total expenses before the write-off of the reorganization value and the non cash compensation expense during the fiscal year ended June 30, 1997 amount to $1,856,361. The Company recorded compensation and benefits for its administration and officers of approximately $8,002,000 for the period ended June 30, 1997. The increase in compensation in 1997 was primarily due to the value of options granted to consultants for their services during the fiscal year ended June 30, 1997 and to the increase in the number of options granted to certain directors which have required that the Company record a charge against operations in accordance with the requirements of APB 25. (For further information, see Footnote 2- "Summary of Significant Accounting Policies" and Footnote 11- "Stockholders Equity (Deficit)" to the Consolidated Financial Statements below.)

     Financial Condition and Liquidity. During the fiscal years ended June 30, 1999 and 1998 the Company financed its activities principally through the sale of its securities in private placements to accredited investors. In January 1997, the Company raised $100,000 through the issuance of the January 1997 Debenture. In September 1997, the January 1997 Debenture was converted by the debenture-holder into 1,111,111 shares of Common Stock in accordance with its terms. In addition, in January 1997, May 1997 and June 1997, the Company in three separate transactions raised an additional $420,000 through the sale of Director stock options to purchase 15,500,000 shares to Gerald Wetzler. As of June 30, 1997 the Company had current assets of approximately $283,000 available to finance its operations through the middle of September.

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

     On and after October 10, 1997, AFT received commitments from a new group of lenders, including Gerald Wetzler, the Company's then Chairman of the Board and Chief Executive Officer, pursuant to which such investors committed to provide at least $710,000 of new financing to AFT through the purchase of two year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share (the "October 1997 Financing"). The initial phase of the funding of this offering aggregating to $500,000 was completed on October 14, 1997. The proceeds of the October 1997 Financing were principally utilized to make the October, 1997 principal and interest payments due on the Company's Bankruptcy Notes and to fund the Company's working capital requirements. The Board of Directors has authorized a sale of up to $2,000,000 of Senior Secured Convertible Notes.

     AFT is continuing to experience cash flow difficulties. AFT was required to make payments in October 1998 and October 1999, each of approximately $405,000 plus interest, to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. The Rudy group invested $250,000.00 in or about September 1999. This amount is being used to fund the operations of the Company and to pay certain of the Company's expenses. This amount is not sufficient to pay off a significant portion of the Company's debt. To the extent outside financing is not obtained in the immediate future, the Company may be liquidated or the Company may seek further relief in the previously instituted Bankruptcy proceeding. In the event of liquidation, the shareholders in all likelihood will receive nothing with respect of their stock.

     In addition, the Company needs funding sufficient to enable it to become operational again. The amount of funding required is contingent on a number of variables, such as the speed of the start up and the initial production capacity required. The Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors ................................       F-2

Consolidated Balance Sheets ...................................       F-3

Consolidated Statements of Operations .........................       F-4

Consolidated Statements of Stockholders' Equity (Deficit)......       F-5

Consolidated Statements of Cash Flows .........................       F-6

Notes to Consolidated Financial Statements ....................       F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

       Name                         Age                     Position with Company
       ----                         ---                     ---------------------
Fred S. Rudy                        25                      Chairman, Director,
                                                            Chief Executive Officer

Porter Bibb                         62                      Director

Anthony K. Chan                     44                      Director

John H. Hoagland                    69                      Director

     The directors serve until the next annual meeting of shareholders and the election and qualification of their successors. The officers are elected by the directors and serve at the discretion of the Board of Directors. (See "Certain Relationships and Related Transactions" below.)

     FRED S. RUDY, age twenty-five (25), is a Managing Director of Olympia Partners, LLC, ("Olympia") a New York based private equity investment partnership. Mr. Rudy specializes in early-stage equity investments and corporate turnarounds for public and private companies. Prior to joining Olympia in June 1998, Mr. Rudy was a Corporate Finance Consultant at Broad Capital Associates, Inc. from 1993 to 1998. Mr. Rudy attended New York University and currently resides in New York with his wife and two children. Mr. Rudy is the beneficial owner of 5,000 shares of Common Stock.

     PORTER BIBB, age sixty-two (62), who had served as a Director of the Registrant previously from October 1996 through December 1996, has spent his entire business career in the media and entertainment industry. He currently serves as a Senior Advisor to Ladenburg, Thalmann & Co., an investment banking company and subsidiary of New Valley Corp., a NYSE company. Prior to Ladenburg's sale to New Valley, he was a Partner, Principal and Director of Corporate Finance of the firm, which he joined in 1984. In 1998, he founded Technology Partners, LLC, a company that specializes in new media, entertainment and Internet technology. From 1972 to 1977, Mr. Bibb was Corporate Development Director of The New York Times Company, where he was responsible for expanding the company's involvement in new media and technology. Mr. Bibb served as a Newsweek White House correspondent from 1989 to 1996 and is also a published author, screenwriter and producer of numerous documentaries. Mr. Bibb has also served as publisher for Rolling Stone Magazine from 1970 to 1971 and for US Magazine from 1972 to 1977. Mr. Bibb received his B.A. from Yale University in 1959 and also studied at the London School of Economics and the Harvard Business School. Mr. Bibb is the beneficial owner of 500,000 shares of Common Stock.

     ANTHONY K. CHAN, age forty-four (44), has served as President, Chief Executive Officer and a Director of American Champion Entertainment (NASDAQ:
ACEI) since February 1997. Prior to that, he was the Chief Executive Officer of America's Best Karate, which was reorganized to become a wholly owned subsidiary of ACEI. His diligent efforts led the company through an IPO in July 1997. He is an international businessman, writer, martial artist, husband and father. He is a published author and has been featured in magazines, newspapers, and television. A four-time world champion, he was inducted into the Black Belt Hall of Fame in 1981. Currently, Mr. Chan also serves as an executive producer, co-creator and co-writer of the award-winning "Adventures with Kanga Roddy" series for public television.

     Mr. Chan received his MBA from the University of California at Berkeley at the age of twenty-two (22). From 1985 to 1989, Mr. Chan managed $50 million of investments in industrial production facilities in the People's

Republic of China for the Eisenberg Company, an international investment and trading enterprise. Prior to that, Mr. Chan was employed by Bank of America NT & SA as an economic forecaster.

       JOHN H. HOAGLAND, age sixty-nine (69), has served as Chairman of J-Net Group, Inc., a Delaware company (the "Group"), since its founding (as J-Net Broadcasters, Inc.) in 1992 and has served as its Chairman since that time. Mr. Hoagland has led the growth of the Group to its present position as a well-established programming producer and technology resource for multimedia publishing. Under Mr. Hoagland's direction, the Group has successfully established the following divisions: (i) Ecology Cable Service, which provides weekly environmental television programming to more than one-hundred (100) cable operators throughout the United States serving nearly 11 million homes; (ii) J-Net Consultants, which provides technical and management consulting to major print and electronic publishers in the United States and Europe; and (iii) RomNet, Inc., a leading technical support company serving the Internet and CD-ROM industries. From 1983 to 1992 Mr. Hoagland served as Chairman of Monitor Television, Inc., a major producer of daily television news, and as General Manager of The Christian Science Monitor. He has served in numerous advisory roles. In 1989, he was appointed to the U.S. State Department Special Task Force on Telecommunications and Broadcasting in Eastern Europe. He has also served on the Private Sector Television Committee of the U.S. Information Agency, the Advisory Committee on International Communications of the U.S. State Department and the Board of Directors of the International Media Fund. He received a B.A. degree from Yale University in 1951 and served for 10 years as a US naval and civilian officer in government service.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and the holders of more than ten percent of the company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of these reports.

     The Company is informed that Mr. Wetzler is up to date with respect to all his filings with the Securities and Exchange Commission. On October 11, 1999, Mr. Wetzler filed a form 13D.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation of the officers of the Company. For the fiscal year ended June 30, 1999, neither Mr. Wetzler nor any of the other executive officers received compensation over $100,000. The present CEO is operating without compensation.



                                          SUMMARY COMPENSATION TABLE

                     Annual Compensation                             Long-Term Compensation

-----------------------------------------------------------------------------------------------------------------
                                                                                             Securities
Name and                                                             Restricted Stock        Underlying Options
Principal Position      Year        Salary      Bonus($)             Awards ($)                 /SARs(#)
-----------------------------------------------------------------------------------------------------------------
Gerald M. Wetzler       1999        -0-         -0-                     -0-                       -0-
Chairman, Director,     1998        -0-         -0-                     -0-                       -0-
Chief Executive
Officer                 1997        -0-         -0-                     -0-                       -0-
                        1996        -0-         $125,000*               -0-                       10,000,000(1)
                        1995        -0-         -0-                     -0-                       -0-

---------------------

* Upon confirmation of the Plan in October 1995, Mr. Wetzler received a bonus of $125,000, in accordance with the terms of the Plan.

(1) See "Employment Contracts- Wetzler Employment Agreement" below.

     In addition to the above, Mr. Wetzler purchased options in connection with his providing working capital to the Company. (See "Certain Relationships and Related Transactions" below.)

OPTIONS

     During the fiscal year ended June 30, 1997, the Company granted the following options to Mr. Wetzler:

------------------------------------------------------------------------------------------------------------------
                                       Options

------------------------------------------------------------------------------------------------------------------
        Date of Grant                  Amount of                   Exercise                       Purchase
                                    Underlying Shares          Price Per Share                 Price of Option

------------------------------------------------------------------------------------------------------------------
          June 1996                 20,000,000                     $.12                         $200,000
------------------------------------------------------------------------------------------------------------------
          January 1997              10,000,000                     $.07                         $200,000
------------------------------------------------------------------------------------------------------------------
          May 1997                   4,000,000                     $.09                         $160,000
------------------------------------------------------------------------------------------------------------------
          June 1997                  1,500,000                     $.09                         $ 60,000
------------------------------------------------------------------------------------------------------------------

     In addition, on September 12, 1997, Mr. Wetzler purchased 30,000,000 options for an aggregate purchase price of $130,000 in connection with his providing working capital to the Company. Simultaneously with the purchase of the September 1997 options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate the June 1996 options as well as the January 1997 options. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996. None of the January 1997 options had been exercised. In addition, as of September 18, 1997, Mr. Wetzler terminated the May 1997 options as well as the June 1997 options, none of which had been exercised by Mr. Wetzler. (For further discussion of the above, see "Certain Relationships and Related Transactions" below.) No options were granted Mr. Wetzler during the fiscal years ended June 30, 1998 or June 30, 1999.

     According to information provided by Mr. Wetzler, during the fiscal year ended June 30, 1999, Mr. Wetzler exercised options to purchase 5,100,000 shares of Common Stock, $0.002 par value at a price of $0.01 per share.

     On July 8, 1999, Mr. Wetzler exercised an option to purchase 20,000,000 shares of Common Stock, $.002 par value, by canceling $40,000 of his senior secured notes and signing a $160,000 promissory note due November 6, 1999 with interest at 10% per annum. The note is collateralized by 23,500,000 of his shares of Common Stock, 2,200,000 of his brother's shares of Common Stock and $30,000 of senior subordinated notes. The market price of the Company's common shares on July 8, 1999 was $.04.

      On December 30, 1999, the Board of Directors voted to grant 2,000,000 options to purchase shares of Common Stock of the Company at an option price of $0.05 per share to the Company's counsel. The Company also voted to approve similar options in the amount of 1,000,000 shares to each of the directors of the Company.

COMPENSATION OF DIRECTORS

     The current officers and directors are serving without any compensation from the Company.

EMPLOYMENT CONTRACTS

     Wetzler Employment Agreement. Effective January 1, 1996, Mr. Wetzler and the Company entered into an employment agreement (the "Employment Agreement" of the "Agreement") wherein Mr. Wetzler was to serve as the Chief Executive Officer of the Company. The following are the terms of the Employment Agreement:

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

     Mr. Wetzler was entitled to terminate the Employment Agreement on the occurrence of certain events, including a breach by the Company or a change in control of the Company, as defined in the Employment Agreement. If the Employment Agreement was terminated because of a breach of the Employment Agreement by the Company, Mr. Wetzler was entitled to receive, as liquidated damages, a termination payment equal to $250,000, multiplied by the number of years, including partial years, remaining on the original term of the Employment Agreement. If the Employment Agreement was terminated in connection with a change in control of the Company, Mr. Wetzler was entitled to receive an amount equal to 2.99 multiplied by the greater of (a) the average annual gross compensation received by Mr. Wetzler from the Company from all sources during the five years prior to and including the year in which the event giving rise to termination occurred or (b) $250,000. The Board of Directors, in April 1998, amended Mr. Wetzler's Employment Agreement to provide that Mr. Wetzler would receive a $750,000 zero coupon senior secured note convertible at $.03 per share as full compensation if the Employment Agreement was terminated in connection with a change of control. This amendment was approved by the entire Board of Directors of the Company (three directors excluding Mr. Wetzler).

     By approving the settlement agreement dated December 30, 1999, the Board of Directors ratified the terms of this Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of September 30, 1999 the only class of voting securities issued and outstanding was 138,577,531 shares of the Company's Common Stock.

     The following sets forth information as of September 30, 1999 with respect to the shares of the Company's Common Stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5 % of any class of the Company's voting securities, (ii) the five highest paid officers including the Chief Executive Officer, (iii) each director of the Company, and
(iv) all directors and officers as a group.

Name and Address of                                         Amount and Nature of
beneficial owner(l)                                         beneficial ownership                Percent Class (2)

-------------------------------------------------------------------------------------------------------------------
Gerald M. Wetzler                                           29,191,000 (3)                       21.07%

L&R Holdings, Inc.                                          11,415,854                           8.24%
130 Shore Road
Port Washington, NY 11050

JCV Capital Corp.                                           10,380,854                           7.49%
P.O. Box 22719
Rochester, NY 14692

Fred S. Rudy                                                     5,000 (4)                       Less than 0.001%

Porter Bibb                                                    500,000                           0.36%

Anthony K. Chan                                                      0                           0

John H. Hoagland                                                     0                           0

Officers and Directors as a Group                              505,000                           0.36%

---------------

(1) Except as otherwise indicated, and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of September 30, 1999. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options, or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof. Ownership of less than 1% is indicated by an asterisk.

(3) This sum includes approximately 20 million shares of Common Stock purchased pursuant to the exercise of an option.

(4) Mr. Rudy is a principal of Olympia Partners, LLC, which acquired 5.5 million shares of the Company on August 25, 1999. Mr. Rudy does not have primary voting control of Olympia Partners, LLC.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 12, 1997, Mr. Gerald Wetzler purchased options to acquire 30,000,000 shares of Common Stock of the Company for an aggregate purchase price of $130,000. Pursuant to these options, shares of Common Stock of the Company may be purchased at an exercise price of $0.01 per share. From July 1, 1998 to July 8, 1999, Mr. Wetzler exercised his option and purchased 26,400,000 shares of Common Stock

     These remaining options terminated on September 12, 1999. The Board of Directors granted Mr. Wetzler these options in part to enable the Company to have sufficient working capital to operate through October 1997 so that the Company could either obtain additional financing or proceed with an orderly liquidation. Simultaneously with the purchase of the foregoing options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate certain June1996 options to purchase 20,000,000 shares of Common Stock of the Company at an exercise price of $0.12 per share, as well as certain January 1997 options to purchase 10,000,000 shares of Common Stock of the Company at an exercise price of $0.07 per share. Such options were purchased by Mr. Wetzler for an aggregate price of $400,000. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996.

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

     As of July 8, 1999, Mr. Wetzler provided $511,965 of new financing to AFT through the purchase of two-year Senior Secured Convertible Notes bearing no interest and convertible into Common Stock of the Company at a rate of three cents ($.03) per share. (See "Business - Subsequent Developments".)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Consolidated Financial Statements filed herewith as required under Item 8 of this Annual Report on Form 10-K includes Consolidated Balance Sheets at June 30, 1999 and 1998, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended June 30, 1999, 1998 and 1997.

     The Consolidated Financial Statement schedules of American Film Technologies, Inc. are omitted since they are either not required, not applicable or the relevant information is otherwise included.

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

    10-11 Registration Undertaking dated as of February 23, 1996 between the
          Company and Larry King is incorporated by reference to Exhibit 10. 12 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1995.

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

    10.20 Amendment to Gerald M. Wetzler employment agreement dated April, 1998 is incorporated by reference to Exhibit 10.20 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1998.

    10.21 Stock Option Agreement with Eric Illowsky dated April, 1998 is incorporated by reference to Exhibit 10.21 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1998.

    10.22 Stock and Consulting Option Agreement with Michael Bruno dated January, 1999 is incorporated by reference to Exhibit 10.22 to the Company's Annual Report Form 10-K for the Fiscal Year ended June 30, 1998.

    10.23 Promissory Note Agreement relating to exercise of September 12, 1997 options.

    10.24 Settlement Agreement with Gerald M. Wetzler dated December 30, 1999.

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

Signature                           Title                   Date
-----------------------------------------------------------------------------
                                    Director,               January 24, 2000
                                    Chief Executive         -----------------
   /s/ Fred S. Rudy                 Officer
---------------------------
       Fred S. Rudy

   /s/ Porter Bibb                  Director                January 24, 2000
---------------------------                                 ----------------
       Porter Bibb

   /s/ Anthony K. Chan              Director                January 24, 2000
---------------------------                                 ----------------
       Anthony K. Chan

   /s/ John H. Hoagland             Director                January 24, 2000
---------------------------                                 ----------------
       John H. Hoagland

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Film Technologies, Inc.

    Signature                       Title                    Date
------------------------------------------------------------------------------
                                    Director,                January 24, 2000
                                    Chief Executive          ----------------
/s/ Fred S. Rudy                    Officer
---------------------------
    Fred S. Rudy

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Film Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Film technologies, Inc. as of June 30, 1999 and June 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Film Technologies, Inc. at June 30, 1999 and June 30, 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                    CUMMINGS & CARROLL, P.C.

                                    Certified Public Accountants

Great Neck, New York
August 11, 1999

                        AMERICAN FILM TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                            June 30,
                                                                   1999                1998
                                                                 --------            --------
Current Assets
      Cash                                                     $     27,528        $     23,336
      Other current assets                                            4,320               9,612
                                                               ------------       -------------
         Total current assets                                        31,848              32,948

Equipment and software, net                                         163,338             257,046
Film library, net                                                    -                   37,500
                                                               ------------       -------------
Total Assets                                                   $    195,186        $    327,494
                                                               ============       =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Notes payable
      Current portion of notes payable                         $  1,880,770        $    478,191
      Accounts payable and accrued expenses                         769,347             582,826
                                                               ------------        ------------
         Total current liabilities                                2,650,117           1,061,017
                                                               ------------        ------------
Notes payable                                                        49,000           1,666,579

Stockholders' Equity (Deficit)
      Common stock, $.002 par value: authorized
      shares-225,000,000; issued and outstanding shares;
      92,902,770 and 76,736,100 at June 30, 1999
      and 1998, respectively                                        185,806             153,473
      Capital in excess of par value                             17,147,782          16,797,115
      Deferred compensation                                        (862,000)         (1,102,000)
      Accumulated deficit                                       (18,975,519)        (18,248,690)
                                                               ------------        ------------
         Total stockholders' equity (deficit)                    (2,503,931)         (2,400,102)
                                                               ------------        ------------
Total Liabilities and Stockholders' Equity (Deficit)           $    195,186        $    327,494
                                                               ============        ============

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Successor

                                                            Year ended             Year ended              Year ended
                                                            June 30,               June 30,                June 30,
                                                            1999                   1998                    1997
                                                            ----                   ----                    ----
Distribution revenues                                   $      -                 $     -                $       -

Cost and expenses:
     Depreciation and amortization
                                                              131,208                295,276                 558,827
     Compensation and benefits -
     administrative and officers
                                                              256,182                295,276               8,001,943
     Selling, general and administrative
                                                              248,342                742,998               1,022,453
     Interest expense, net
                                                               91,097                104,805                 141,138
     Reorganization items:
       Professional fees                                      -                        -                        -

        U.S. Trustee fees                                     -                        -                        -

       Write-off (recognition) of reorganization
         value in excess of identifiable assets               -                        -                   5,689,475

                                                        -------------            -----------            ------------
                                                        $     726,829            $ 1,389,630            $ 15,413,836
                                                        -------------            -----------            ------------
Net income (loss)                                       $    (726,829)           $(1,389,630)           $(15,413,836)
                                                        =============            ===========            ============

Net income (loss) per share - basic                     $       (0.01)           $     (0.02)           $      (0.21)

Net income (loss) per share - diluted                   $       (0.01)           $     (0.01)           $      (0.13)
Shares used in the calculation of net
  income (loss) per common share:
     Basic                                                 84,819,435             75,218,288               72,008,051
     Diluted                                              154,549,478            145,811,457              121,788,548


See accompanying notes

                        AMERICAN FILM TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Preferred Stock                  Common Stock
                                          ---------------                  ------------

                                          Shares                           Shares
                                          Issued and         Preferred     Issued and
                                          Outstanding        Stock         Outstanding         Amount
                                          -----------        -----------   -----------         ------
Balance at June 30, 1996                           -              -        69,567,310         139,135
   Net Loss                                        -              -             -                -
  Issuance of stock                                -              -         3,833,334           7,667
  Exercise of stock options                        -              -           300,000             600
  Deferred compensation related to
     issuance of stock options                     -              -             -                -
  Amortization of deferred compensation            -              -             -                -
  Compensation expense related to
    issuance of stock options                      -              -             -                -
  Convertible debt discount                        -              -             -                -
                                              ----------     ----------   -----------      ----------
Balance at June 30, 1997                           -              -        73,700,644         147,402

  Net Loss                                         -              -             -                -
  Issuance of stock                                -              -         2,066,666           4,133
  Exercise of stock options                        -              -           968,790           1,938
  Amortization of deferred compensation            -              -             -                -
  Purchase of stock option                         -              -             -                -
                                              ----------     ----------   -----------      ----------
Balance at June 30, 1998                           -              -        76,736,100         153,473

  Net loss                                         -              -             -                -
  Issuance of stock                                -              -        11,066,670          22,133
  Exercise of stock options                        -              -         5,100,000          10,200
  Amortization of deferred compensation            -              -             -                -
  Purchase of stock option                         -              -             -                -
                                              ----------     ----------   -----------      ----------

Balance at June 30, 1999                           $              $       $92,902,770        $185,806

                                              ==========     ==========   ===========      ==========

                                                                                                               Total
                                                          Capital                                              Stockholders'
                                                          Excess of         Deferred        Accumulated        Equity
                                                          Par               Compensation    Deficit            (Deficit)
                                                          -------------     ------------    ----------------   ---------
Balance at June 30, 1996                                  7,064,453          (1,080,000)         (1,445,224)        4,678,364
   Net Loss                                                    -                  -             (15,413,836)     (15,413,836)
  Issuance of stock                                         567,333               -                   -               575,000
  Exercise of stock options                                  34,400               -                   -                35,000
  Deferred compensation related to
     issuance of stock options                            3,298,000          (3,298,000)              -                -
  Amortization of deferred compensation                        -               3,036,000              -             3,036,000
  Compensation expense related to
    issuance of stock options                             4,832,000               -                   -             4,832,000
  Convertible debt discount                                  83,000               -                   -                83,000
                                                        -----------          -----------      ---------------   -------------
Balance at June 30, 1997                                 15,879,186          (1,342,000)        (16,859,060)      (2,174,472)

  Net Loss                                                     -                  -              (1,389,630)      (1,389,630)
  Issuance of stock                                         124,867               -                   -               129,000
  Exercise of stock options                                  43,062               -                   -                45,000
  Amortization of deferred compensation                        -                 240,000              -               240,000
  Purchase of stock option                                  750,000               -                   -               750,000
                                                        -----------          -----------      ---------------   -------------
Balance at June 30, 1998                                 16,797,115          (1,102,000)        (18,248,690)      (2,400,102)

  Net loss                                                     -                                   (726,829)        (726,829)
  Issuance of stock                                         309,867               -                   -               332,000
  Exercise of stock options                                  40,800               -                   -                51,000
  Amortization of deferred compensation                        -                 240,000              -               240,000
  Purchase of stock option                                     -                  -                   -                -
                                                        -----------          -----------      ---------------   -------------

Balance at June 30, 1999                                $17,147,782             $862,000        $(18,975,519     $(2,503,931)

                                                        ===========          ===========      ===============   =============
See accompanying notes


                       AMERICAN FILM TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended         Year ended      Year ended

                                                                        June 30,          June 30,        June 30,
                                                                         1999              1998            1997
                                                                         ----              ----            ----
OPERATING ACTIVITIES
Net income (loss)                                                    $   (726,829)     $ (1,389,630)   $(15,413,836)
Adjustments to reconcile net (loss) to net cash used
 by operating activities:
       Depreciation and amortization                                      131,208           246,551        558,8827
       Amortization of deferred compensation                              240,000           240,000       3,036,000
       Amortization of debt discount                                         -                 -             17,291
       Write-off (recognition) of reorganization
         value in excess of identifiable assets                              -                 -          5,689,475
       Compensation Expense                                                  -                 -          4,832,000
       Changes in assets and liabilities:
         Accounts receivable                                                 -                 -               -
         Other current assets                                               5,292           110,332         (16,533)
         Accounts payable and accrued expenses                            186,521            32,957          69,398
         Accrued compensation                                                -             (134,580)        (85,478)
                                                                         ---------         ---------     -----------
Net cash used in operating activities                                    (163,808)         (894,370)     (1,312,856)
                                                                         ---------         ---------     -----------
INVESTING ACTIVITIES
Purchase of equipment and software                                           -                 -               -
                                                                         ---------         ---------
Net cash used by investing activities                                        -                 -               -

FINANCING ACTIVITIES
Principal payments on long-term debt                                         -             (401,989)           -
Proceeds from notes payable - other                                          -                 -            103,917
Proceeds from common stock subscriptions                                     -              100,000            -
Proceeds from exercise of stock options                                    51,000              -               -
Proceeds from sale of common stock                                         68,000            74,000         610,000
Proceeds from sale of convertible debentures                               49,000           855,965            -
                                                                         ---------         ---------     -----------
Net cash provided (used) by financing activities                          168,000           757,976       1,133,917
                                                                         ---------         ---------     -----------
Net increase (decrease) in cash                                             4,192          (136,394)       (178,939)
Cash at beginning of period                                                23,336           159,730         338,669
                                                                         ---------         ---------     -----------
Cash at end of period                                                $     27,528      $     23,336      $  159,730
                                                                         =========         =========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                     -         $    146,580      $   50,246
                                                                         =========         =========     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Issuance of common stock/warrants in connection
  with debt                                                          $       -         $       -         $   83,000
                                                                         =========         =========     ===========


See accompanying notes.



                        AMERICAN FILM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


1.       REORGANIZATION UNDER CHAPTER 11

Bankruptcy Proceedings and Basis of Presentation

On October 16, 1993, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing was the result of continuing defaults related to the Company's loans, recurring operating losses and cash flow problems. The filing of a Chapter 11 petition operates as a stay of, among other actions, the commencement or continuation of a judicial administrative or other action or proceeding against a debtor that was or could have been initiated before the commencement of a Chapter 11 case or the enforcement against the debtor or against the property of the estate or a judgment obtained before the commencement of the case. Under Chapter 11, substantially all prepetition liabilities of debtors are subject to settlement under a plan of reorganization. The consummation of a plan of reorganization is dependent upon the satisfaction of numerous conditions, including, among other things, the acceptance by several classes of interests and confirmation by the Bankruptcy Court.

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see "H.J. Meyers Agreement"), the Company completed a private placement for $3,460,200 and the Company must raise additional funds to finance its future operations. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 1999. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

        Further, the accompanying consolidated financial statements do not reflect any adjustments relating to settlement of the claims or any class of creditors that are provided for in the Plan. Any adjustments relating to such settlements will be recorded at such time as the Bankruptcy Court enters a final order relating to these settlements. See discussion under "Fresh Start Accounting" below. The only effects of the bankruptcy proceedings reflected in the accompanying financial statements as of June 30, 1996 are "Liabilities Subject to Compromise", which are impaired prepetition liabilities in accordance with the Plan and "Reorganization items" (including professional fees) have been specifically identified on the Consolidated Statement of Operations.

Plan of Reorganization

On October 6, 1995, the Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995 (the "Effective Date").


                        AMERICAN FILM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

Under the terms of the Plan, the following is a summary of treatment of each of the major classes of creditors and stockholders:

                             Estimated
                             Amount of
Class of Claim               Claim                   Distribution under the Plan                         Status
--------------               -----                   ---------------------------                         ------
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

Class 2 -                    $   80,000            Cash payment on Distribution Date or, at            Unimpaired
Priority Claims                                    the Company's discretion, over six years
                                                   plus interest

Class 3 -                    $  623,000            Cash payment on the effective date plus             Unimpaired
Comerica Claims                                    interest and reasonable legal fees

Class 4 -                    $  500,000            Cash payment plus interest on the                   Unimpaired
Secured Claims                                     effective date

Class 5 - DIP                $  122,000            $110,000 cash payment plus accrued                   Impaired
Financing Claims                                   interest on effective date and remainder
                                                   in one year note

Class 6 - Convenience
Claims                       $    6,000            Cash payment in full on effective date              Unimpaired

Class 7 -                    $1,650,000            Unsecured five year notes in full amount             Impaired
Unsecured Claims                                   of allowed claim, with interest at 7%

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

Class 9 - Common             N/A                   Retained, subject to dilution                        Impaired
Stock Interest

Class 10 - Other             N/A                   Canceled                                             Impaired
Equity Interests

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

                                  JUNE 30, 1999

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

To enable the Company to fund certain obligations prior to the Effective Date of the Plan, on July 28, 1995, Meyers arranged a $500,000 bridge loan to the Company with interest at 8% plus common stock at the rate of one half share for every dollar of bridge loan. The loans are convertible into common stock at the same rate as the private placement to the accredited investors. On the Effective Date, $300,000 of the bridge loan was converted into the Company's common stock and the remaining $200,000 was repaid. The $500,000 bridge loan is included in Class 4-Secured Claims mentioned above.

Fresh Start Reporting

Under the provision of State of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, issued in November 1990 by the American Institute of Certified Public Accountants, the Company has prepared the accompanying consolidated pro forma balance sheet as of the Effective Date, October 17, 1995 on the basis of "fresh start" reporting since the reorganization value, as defined, was less than the total of all post-petition liabilities and pre-petition claims, and holders of voting shares immediately before confirmation of the Plan received less than fifty percent of the voting shares of the emerging entity. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying consolidated pro forma balance sheet as of October 17, 1995 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

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

                                  JUNE 30, 1999

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                                        H.J.Meyers
                                                         Prior to        Private       Fresh Start
                                                      Reorganization    Placement      Adjustment        Balanced Sheet
                                                      --------------    ---------      ----------        --------------
                                                      Assets
Current Assets:
        Cash                                        $       115,731   $  2,960,200           -            $ 3,075,921
        Restricted Cash                                   2,960,200    (2,960,200)           -                    -

        Accounts Receivable                                   -              -               -                    -

        Other Current Assets                                 36,493          -               -                 36,493
                                                    ---------------   ------------   ------------        ------------
Total Current Assets                                      3,112,414          -               -              3,112,414

Equipment and software, at cost net                         755,253          -          (305,253)             450,000
Leasehold improvements, net                                  64,740          -               -                 64,740
Film library, net                                            55,380          -            394,620             450,000
                                                    ---------------   ------------   ------------        ------------
Property and equipment, net                                 875,383          -             89,367             964,740

Reorganization value in excess of identifiable
Assets                                                        -              -          6,347,264           6,237,264
                                                    ---------------   ------------   ------------        ------------
Total Assets                                        $     3,987,787          -       $  6,326,631         $10,314,418
                                                    ===============   ============   ============        ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Notes payable:
        Bank loans - in default                     $       348,385   $      -       $       -            $   348,385
        Other loans                                         622,300      (300,000)           -                322,300
        Accounts payable and
              accrued expenses                            1,470,705          -                350           1,471,055
        Accrued compensation                                729,376          -               -                729,376
                                                    ---------------   ------------   ------------        ------------
Total current liabilities                                 3,170,766      (300,000)            350         $ 2,871,116

Notes payable                                                 -              -          1,642,234           1,642,234
Liabilities subject to compromise                         1,642,211          -        (1,642,211)                 -
Stockholders' Equity (deficit):
        Preferred Stock                                         695          -              (695)                 -
        Common Stock                                         60,822         78,293           -                139,115
        Capital in excess of par value                   13,526,767      3,181,907     11,046,721           5,661,953
        Accumulated deficit                            (17,373,674)          -       (17,373,674)                 -
        Subscription payable                              2,960,200      2,960,200           -                    -
                                                    ---------------   ------------   ------------        ------------
Total stockholders' Equity (deficit)                      (825,190)        300,000      6,326,258           5,801,068
                                                    ---------------   ------------   ------------        ------------
Total Liabilities and Stockholders' Equity          $     3,987,787   $      -       $  6,326,631         $10,314,418
                                                    ===============   ============   ============        ============

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

     3. FILM LIBRARY

     The Company's film library, consists of 11 films held for distribution and or sale, and are stated as follows:

                                                                   June 30,
                                                              1999          1998
                                                              ------------------
       Estimated fair market value                      $ 450,000            $  450,000
       Less: accumulated amortization                     450,500               412,500
                                                        ---------            ----------
                                                        $       0            $   37,500
                                                        =========            ==========

     The related amortization of the Film Library for the year ended June 30, 1999 and June 30, 1998 was $37,500 and $150,000, respectively.

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

        4. EQUIPMENT AND SOFTWARE

        Equipment and software consists of the following:

                                            June 30,
                                      1999          1998
                                      ------------------
Assets:
   Equipment                       $426,241       $426,241
   Software                          20,000         20,000
   Leasehold improvements            64,740         64,740
                                   --------       --------
                                   $510,981       $520,981
                                   ========       ========

Accumulated depreciation and
 amortization:
   Equipment                        319,666        233,666
   Software                          15,000         11,000
   Leasehold improvements            12,977          9,269
                                   --------       --------
                                   $163,338       $257,046
                                   ========       ========

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

        Since the Effective Date through June 30, 1999, the Company has not been able to restart its operations. Due to the Company's financial position and uncertainty in estimating future cash flows, at June 30, 1997, the Company wrote off the reorganization value in excess of identifiable assets as recoverability of the asset is uncertain.

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

       Principal categories of notes payable at June 30, 1999 and 1998 consist of the following:

                                                       June 30,
                                                 1999           1998
                                                 -------------------
Trade and other claims                      $ 1,026,192        $ 1,026,192
Accrued compensation                             84,413             84,413
Billings on uncompleted contracts               178,200            178,200
Senior secured convertible notes                640,965            855,965
                                            -----------        -----------
                                              1,929,770          2,144,770
Less current portion of notes payable        (1,880,770)          (478,191)
                                            -----------        -----------

                                            $    49,000        $ 1,666,579
                                            ===========        ===========

       The amounts at June 30, 1996 have been converted to notes payable under the Plan and bear interest at 7%. Accrued interest payable at June 30, 1999 and 1998 are $186,299 and $96,082, respectively.

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

       Included above are $640,965 of two year Senior Secured Convertible Notes bearing no interest and convertible into common stock at a rate of $0.03 per share in late 1999 and 2000.

       Annual aggregate maturities of long-term debt for each of the three years subsequent to June 30, 1999 are:

                               2000             $   1,880,770
                               2001                    49,000
                                                ==============
                                                $   1,929,770
                                                ==============


       8. OPERATING LEASES

       There are no minimum annual rental commitments under noncancelable operating leases. The Company is currently renting office space on a month to month basis

       Rent expense for the years ended June 30, 1999 and 1998 was $81,005 and $206,857, respectively.

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

9. INCOME TAXES

At June 30, 1999, the Company had net operating loss carryforwards of approximately $19,988,000 for federal income tax purposes and approximately $10,926,000 for state income tax purposes. These carryforwards will begin expiring in 1998 unless previously utilized. In addition, the Company has federal research and development credits of approximately $136,000 which expire in 2004 and 2008. The use of these carryforwards in any one year will be limited as a result of changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code, of the Company during fiscal 1993 and 1996.

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

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

11. STOCKHOLDERS' EQUITY (DEFICIT)

Stock Options

In accordance with the terms of the Plan, all pre-petition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 20,081,210 shares as of June 30, 1999 and 431,481,210 shares as of June 30, 1998.

The following table summarizes stock option activity for the two years ended June 30, 1999:

                                                      Weighted -
                                                      Average
                                    Number of         Exercise
                                    Shares            Price
                                    -----------------------
Outstanding at June 30, 1996        35,700,000        $   .10
Granted                             16,300,000            .11
Exercised                            (300,000)            .12
                                  -------------        --------
Outstanding at June 30, 1997        51,700,000            .10
Granted                             30,250,000            .01
Exercised                            (968,790)            .05
Cancelled                         (37,500,000)            .10
                                  -------------        --------
Outstanding at June 30, 1998        43,481,210            .04
Granted                              2,700,000            .01
Exercised                          26,100,000)            .01
                                  -------------        --------
Outstanding at June 30, 1999        20,081,210            .08
                                  =============        ========


The following is a table that summarizes information concerning outstanding and exercisable stock options at June 30, 1999:

                                                            Weighted
                                              Weighted       Average                    Weighted
                                              Average       Remaining                   Average
Range of                 Number               Exercise      Contractual     Number      Exercise
Exercise              Outstanding             Price           Life       Exercisable     Price
-------------------------------------------------------------------------------------------------
 .01- .20               19,881,210           $0.08             1.50       16,881,210     $0.08
 .21- .40                    -                -                -           -              -
 .41- .62                  200,000            0.62             2.25          200,000      0.62
                           -------            ----             ----          -------      ----
                        20,081,210           $0.08             1.56       17,081,210     $0.08

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

In January 1996, the Company granted options pursuant to an employment agreement with Gerald Wetzler, the Company's President and CEO. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.0628. The options become exercisable at the rate of 1 and 2/3% per month. At June 30, 1998, 5,000,000 options were vested and exercisable. The options terminate on January 1, 2001. Deferred compensation or the estimated fair value of the options granted of $1,702,000 was recorded during 1996 and 1997. Compensation expense of $240,000 per year is being recognized in relation to these options.

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

On September 12, 1997, Mr. Gerald Wetzler purchased options to acquire 30,000,000 shares of Common Stock of the Company for an aggregate purchase price of $130,000. Pursuant to these options, shares of Common Stock of the Company may be repurchased at an exercise price of $0.01 per share. Such options are currently exercisable by Mr. Wetzler provided that Mr. Wetzler does not sell or transfer the shares of Common Stock issuable upon such exercise for a period of six months from the date of grant. These options terminate on September 12, 1999. The Board of Directors granted Mr. Wetzler these options in part to enable the Company to have sufficient working capital to operate through October 1997 so that the Company could either obtain additional financing or proceed with an rderly liquidation. Simultaneously with the purchase of the foregoing options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate certain June, 1996 options to purchase 20,000,000 share of Common Stock of the Company at an exercise price of $.012 per share, as well as certain January, 1997 options to purchase 10,000,000 shares of Common Stock of the Company at an exercise price of $0.07 per share. Such options were purchased by Mr. Wetzler for an aggregate price of $400,000. As of the termination date, Mr. Wetzler had only exercise 250,000 of the 20,000,000 options granted to him in June of 1996.

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

                        American Film Technologies, Inc.

                   Notes to Consolidated Financial Statements

Post-Petition Employee Stock Grants

As inducement and compensation to certain key employees, (who were first put on reduced work and compensation schedules and later put on administrative leave), the Company agreed to issue common stock as compensation to discourage these key employees from seeking other employment. The agreement which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These shares vested immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 1999, 742,000 shares have been set aside, of which 164,000 of these shares were issued as of the Effective Date of the Plan.

                                EXHIBIT INDEX
                                -------------

 Exhibit
   No.                                 Description
-----------                            -----------

  10.23 Promissory Note Agreement relating to exercise of September 12, 1997 options.

  10.24   Settlement Agreement with Gerald M. Wetzler dated December 30, 1999.

  27      Financial Data Schedule