Form 10-Q
period 1999-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-03-06
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended September 30, 1999.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from July 1, 1999 to September 30, 1999

Commission file number 1-9748

                        AMERICAN FILM TECHNOLOGIES, INC.
               (Exact name of registrant as specified its charter)

           Delaware                                     23-2359277
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporated or organization)


              300 Park Avenue, 17th Floor, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

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

As of September 30, 1999, there were 141,469,437 shares of common stock outstanding.

Part 1 - FINANCIAL INFORMATION

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet

                                                             September 30,
                                                                 1999              June 30,
                                                              (Unaudited)            1999
                                                             -------------         --------
Assets
Current Assets:
       Cash                                                $    238,504        $     27,528
       Other current assets                                       4,320               4,320
Total current assets                                            242,824              31,848

Equipment and software, at cost, net                            139,911             163,338

Other long-term assets
       Notes receivable                                         160,000                   -


                                                           $    542,735        $    195,186
                                                           ============        ============
Liabilities and stockholders' equity (deficit)
Current Liabilities:
       Notes payable: current portion                      $  1,873,770        $  1,880,770
       Accounts payable and accrued expenses                  1,013,367             769,347
Total current liabilities                                     2,887,137           2,650,117

Long -Term notes payable                                        799,000              49,000

Total Liabilities                                             3,686,137           2,699,117

Stockholders' Equity (Deficit)
       Common stock, and $.002 par value
         Authorized Shares - 225,000,000; issued
       and outstanding shares 141,469,437
       and 92,902,770 at September 30, 1999 and
       June 30, 1999, respectively                              282,939             185,806
       Capital in excess of par value                        17,547,649          17,147,782
       Deferred compensation                                   (802,000)           (862,000)
       Accumulated deficit                                  (20,171,990)        (18,975,519)
Total stockholders' equity (deficit)                         (3,143,402)         (2,503,931)

             Total Liabilities and Stockholders' Equity
               (deficit)                                   $    542,735        $    195,186
                                                           ============        ============

             See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations


             For the Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                           September 30,                 September 30,
                                                                               1999                          1998
                                                                               ----                          ----
Revenues:                                                                 $          -                  $          -
                                                                                     -                             -

Expenses:

       Compensation and benefits - administrative
         and officers                                                           60,000                        71,600
       Selling, general and administrative                                     340,271                        87,067
       Interest expense                                                         22,703                        23,620
       Depreciation and amortization                                            23,427                        60,927
       Change of control expense                                               750,000                             -

                                                                             1,196,401                       243,214

Net loss                                                                  $ (1,196,401)                 $   (243,214)
                                                                          =============                 =============

Net loss per share- basic                                                 $      (0.01)                 $       0.00

Net loss per share - diluted                                              $      (0.01)                 $       0.00

Shares used in the calculation of net income
  (loss) per common share:
         Basic                                                             141,469,437                    85,036,100
         Diluted                                                           184,516,147                   157,899,477

         See acompanying notes to financial statements.

                       American Film Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows

            For the Three months ended September 30, 1999 and 1998

                                  (Unaudited)

                                                                                September 30,       September 30,
                                                                                    1999                1998
                                                                                    ----                ----
Cash Flows From Operating Activities:

Net loss                                                                        $(1,196,401)         $(243,214)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
       Depreciation and Amortization                                                 23,427             60,927
       Amortization of Deferred Compensation                                         60,000             60,000
       Changes in Assets and liabilities:
         Other long-term assets                                                    (160,000)                 -
         Accounts payable and accrued expenses                                      243,950             29,800
         Issuance of senior secured debt                                            750,000                  -

Net cash used by operating activities                                              (279,024)           (92,487)

Cash Flows From Financing Activities:
       Principal payments on notes payable - other                                  (57,000)                 -
       Proceeds from sale of common stock                                           497,000             83,000
       Proceeds from sale of convertible debentures                                  50,000                  -

Net cash provided by financing activities                                           490,000             83,000

Net increase (decrease) in cash                                                     210,976             (9,487)

Cash - beginning of period                                                           27,528             23,336

Cash - end of period                                                            $   238,504          $  13,849
                                                                                ===========          =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for interest                                 $         -          $     880

         See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three months ended September 30, 1999 and 1998. The results of operations for the three months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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

      The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court on October 6, 1995 and became effective on October 17, 1995.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


      On December 30, 1999, the Board of Directors voted to grant 2,000,000 options to purchase shares of Common Stock of the Company at an option price of $0.05 per share to Company's counsel, Martin & Taub, LLP. The Board of Directors also voted to approve similar options in the amount of 1,000,000 shares to each of the Company's directors.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

      Results of Operations.

      The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending September 30, 1999 and 1998 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


      Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended September 30, 1999 the Company recorded net interest expense of approximately $23,000 as compared to $23,000 for the period ended September 30, 1998.

      For the quarters ended September 30, 1999 and 1998 the Company recorded compensation and benefits for its administration and officers of approximately $60,000 and $72,000 respectively.

      For the quarters ended September 30, 1999 and 1998, the Company recorded selling, general and administrative expenses of approximately $340,000 and $87,000 respectively.

      For the quarters ended September 30, 1999 and 1998, the Company recorded depreciation and amortization expense of approximately $23,000 and $61,000 respectively.

      For the quarters ended September 30, 1999 and 1998, the Company had a net loss of approximately $1,200,000 and $243,000 respectively, or less than $0.01 cent per share for each period.

      Liquidity and Capital Resources.

      During fiscal 1999, the Company's operations were financed almost entirely through the sale of its securities in private placements to accredited investors. During this period $ 49,000 in secured convertible notes were issued in a private placement. Between July 1, 1999 and February 26, 2000 an additional $50,000 in secured convertible notes were issued in a private placement.

      The Company is continuing to experience cash flow difficulties. The Company was required to make payments in October 1998 and October 1999, each of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. The Rudy Group invested $250,000.00 in or about September 1999. This amount is being used to fund the operations of the Company and to pay certain of the Company's expenses. This amount is not sufficient to pay off a significant portion of the Company's debt, and these funds will be substantially exhausted after the payment of past due expenses and other fees due and owing by the Company. To the extent outside financing is not obtained in the immediate future, the Company will be liquidated or the Company may seek further relief in the previously initiated bankruptcy proceeding. In the event of liquidation, the shareholders in all likelihood will receive nothing in respect of their stock.

      In addition, the Company needs funding sufficient to enable it to become operational again. The amount of funding required is contingent on a number of variables such as the speed

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

      of the start up and initial production capacity required. The Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


                          PART II: OTHER INFORMATION

      Item 1. Legal Proceedings

      On June 9, 1999, four stockholders of the Company filed suit in the Newcastle County, Delaware Chancery Court against Mr. Gerald Wetzler, Chairman and Chief Executive Officer of the Company, and the Company as a nominal defendant, seeking, on various grounds, to abrogate a stock option agreement and secured convertible note previously granted and issued by the Company in 1997 to Mr. Wetzler, as previously disclosed at that time, and to terminate Mr. Wetzler's 1996 employment agreement with the Company. The action also sought, among other things, to compel the Company to hold an annual meeting of shareholders to elect directors as required by Delaware law. Mr. Wetzler vigorously prosecuted his defense of this action and filed a motion for summary judgment with the Court based on terms of all of the agreements in question which require exclusive jurisdiction in the courts of California for all disputes arising out of or relating to these agreements. The Court, by order dated July 6, 1999, denied a motion by Mr. Wetzler to dismiss the action on various grounds, and set an August 16, 1999 date for a hearing on all matters then outstanding before the Court in the case, including the motion for summary judgment. The Court also set September 1, 1999 as the date on which the annual meeting of stockholders to elect directors was to be held and also set July 15, 1999 as the record date for stockholders of record entitled to notice of and to vote at such meeting. The annual meeting was held on September 13, 1999.

      Pursuant to the terms of a settlement agreement ("Settlement Agreement") dated December 30, 1999, this litigation was settled. The mutual terms of the Settlement Agreement provide for the payment of $1,140,000 on or before September 30, 2000, to Gerald M. Wetzler for an option to purchase all or substantially all of his holdings in the Company and for a further payment of $900,000 on or before January 1, 2001. In consideration of the foregoing, Mr. Wetzler agreed to extend the due date for the payment of all his Senior Secured Notes to January 1, 2001. At such time as the Company exercises the option to purchase Mr. Wetzler's holdings, it intends to retire a significant portion of the shares or options for shares which Mr. Wetzler holds. As further consideration for this agreement, the Company agreed to ratify Mr. Wetzler's employment agreement and a Senior Secured Note in the amount of $750,000 issued to Mr. Wetzler pursuant thereto. In addition, the Company has paid the sum of $100,000 to the law firm which represented Mr. Wetzler in this litigation and agreed to pay sums to prior counsel for the Company. At the present time, Mr. Wetzler claims a direct and indirect interest in 81,720,000 shares of the Company's common stock. This interest includes approximately 29 million shares which he presently claims to own or have beneficial control of, and the balance consisting of individual interests as outlined in the Settlement Agreement. In the event that the option is exercised by the Company, Mr. Wetzler will remain with approximately 9 million shares of the Company's common stock.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


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

      On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. In addition, an arbitration award was granted against the Company in the amount of $36,693.41 in January, 2000. The Company will attempt to negotiate a settlement of this Judgment and arbitration award and to arrange for a reasonable payout.

      Item 2. Changes In Securities

      Sale of Unregistered Securities - Between July 1, 1999 and February 26, 2000 an additional $50,000 in Secured Convertible Notes were issued in a private placement. The Notes were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

      Issuance of Unregistered Securities

      On September 13, 1999, Mr. Gerald Wetzler received a $750,000 Senior Secured promissory note (convertible at $.03 per share into 25,000,000 shares of common stock) in lieu of cash, payable upon a change in control as defined in Mr. Wetzler's Employment Agreement dated January 1, 1996.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


      Exercise of Options - On July 8, 1999, Gerald M. Wetzler, Chairman and Chief Executive Officer, exercised an option to purchase 20,000,000 shares of Common Stock, $.002 per value at a price of $0.01 per share by paying $40,000 cash and a promissory note for $160,000. As of February 26, 2000 the payment on the promissory note has been postponed in agreement by both parties. No default by either party has occurred.

      Subsequent Events

                              SETTLEMENT AGREEMENT

                  AGREEMENT made and entered into the 30th day of December, 1999, by and between the undersigned parties.

                  WHEREAS, Fred S. Rudy ("Rudy"), A. J. Nassar ("Nassar"), Joseph J. Jillson ("Jillson") and J. Michael Nixon ("Nixon"), individually and on behalf of American Film Technologies, Inc. ("AFTC" or "the Company"), commenced an action in the Court of Chancery of the State of Delaware against Gerald M. Wetzler ("Wetzler"), Leslie Trager ("Trager"), Thomas Hennigan ("Hennigan") and Jeffrey Yapp ("Yapp"), and also naming AFTC as a nominal defendant ("Delaware Action"); and

                  WHEREAS, among other things, the plaintiffs in the Delaware Action alleged that Wetzler breached his fiduciary duties to the Company and its shareholders and committed fraud and waste, and

                  WHEREAS, Wetzler denies all of the allegations in the Delaware Action; and

                  WHEREAS, all matters in the Delaware Action have previously been settled against all defendants except as to defendant Wetzler; and

                  WHEREAS, Wetzler has asserted a claim for indemnification related to legal fees incurred by him in connection with his defense of the Delaware Action; and

                  WHEREAS, Wetzler filed a Counterclaim against Rudy and a Cross-claim against AFTC; and

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

                  WHEREAS, in addition to the foregoing, Wetzler has asserted that he has further claims relating to alleged defamation allegedly committed by certain parties, including, but not limited to, the plaintiffs in this action, Seth Fireman, Olympia Partners, LLC, counsel for AFTC, Malcolm S. Taub and the firm of Martin & Taub, LLP, and Dennis Levine and other shareholders of AFTC; and

                  WHEREAS, the parties hereto wish to resolve all issues pertaining to the foregoing litigation and all other claims existing between the parties;

      NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

      1. All parties to the Delaware Action will exchange General Releases in the form annexed hereto as Exhibit A. In addition, General Releases will be exchanged between L&R Holding, Inc., Malcolm S. Taub, Martin & Taub, LLP, Seth Fireman, Dennis Levine, Olympia Partners, LLC, and Wetzler, and between AFTC and Wetzler's counsel, pertaining to any claims which the parties may have against each other, including, but not limited to, any claims of breach of professional duty, breach of fiduciary duty, fraud, waste, or defamation arising out of statements made to the press by AFTC or the plaintiffs in the Delaware Action or anyone acting on their behalf or in conjunction with them. Delivery of such releases shall be conditioned upon the execution of this Agreement.

      2. Simultaneously with the exchange of the foregoing General Releases, Wetzler's Crossclaim shall be resolved in accordance with Paragraph 8, and all other claims in the Delaware Action shall be dismissed, with prejudice.

      3. Subject to the terms and conditions of the Settlement Agreement, the current Board of Directors of AFTC will simultaneously confirm as valid and binding all prior agreements between Wetzler and AFTC, and will execute any necessary documents to effectuate same.

      4. (a) In connection with the foregoing, Wetzler represents that the following constitute all of his present holdings and/or contractual relationships with AFTC:

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)



                                               Shares
                                               ------
10,000,000 options from Employment Agreement
exercisable @ $0.0628 per share                                                   10,000,000
                                                                                  (indirect)

$522,000 (1) of Senior Notes and related Purchase
and Security Agreements (includes $30,000 of
Notes securing option exercise payment) convertible
@ $0.03 per share                                                                 17,400,000
                                                                                  (indirect)

$750,000 Senior Note and related Purchase and
Security Agreements issued upon change in
control convertible at $0.03 per share                                            25,000,000
                                                                                  (indirect)

26,620,000 shares (includes 20,000,000 shares
issued on recent option exercise and securing
related $160,000 Promissory Note), certificates in
the possession of Lee Mermelstein, Esquire, and
Option Exercise Agreement relating to purchase
of 20,000,000 shares                                                     26,620,000 (direct)

Wetzler Schwab Account                                  Approximately     2,700,000 (direct)

        Total                                                                     81,720,000

      ----------------
      (1) $40,000.00 of the $522,000.00 was used to exercise the option discussed in Paragraph 6.

                        (b) The Company affirms the validity of the foregoing obligations, including, but not limited to, all First Priority Senior Secured Convertible Notes listed above (the "Senior Notes") and Employment Agreement between Wetzler and the Company, dated January 1996, and the amendments thereto.

      5. Wetzler agrees to extend the payment date of his Senior Note due as of November 1, 1999 and any other Senior Note which may be due or come due until January 1, 2001 (the "Final Payment Date"). Notwithstanding the foregoing, all payments due pursuant to such Senior Notes shall immediately become due and payable in the event AFTC files a Chapter 7, Chapter 11 or other bankruptcy proceedings, or such proceedings are instituted against AFTC by creditors of the Company. If an involuntary bankruptcy is dismissed, this

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

      Settlement Agreement shall remain in full force and effect. The Company shall give Wetzler not less than fourteen (14) business days prior written notice of any intended filing by the Company of a Chapter 7 or Chapter 11 bankruptcy proceeding.

      6. In consideration for the foregoing agreement by Wetzler to extend the due date of the foregoing obligations and Notes, AFTC will agree to extend the payment date of Wetzler's $160,000.00 Promissory Note, now due November 7, 1999, in connection with the exercise of his option for 20,000,000 shares, to a date which is one (1) month beyond the Final Payment Date, and Wetzler agrees not to pay the $160,000.00 during such period in order to retain such 20,000,000 shares which were used as partial security for said Note. In addition to the foregoing, Wetzler agrees not to sell or otherwise encumber or hypothecate the above-mentioned 20,000,000 shares.

      7. (a) In further consideration for the promises of Wetzler contained herein, AFTC agrees to pay to him on September 30, 2000, the sum of One Million One Hundred Forty Thousand Dollars ($1,140,000.00). Upon the payment of the foregoing sum, AFTC or a party designated by it shall have the right to purchase Wetzler's entire holdings in AFTC, as set forth above ("Option"), excluding only the sum of approximately 9,000,000 shares. If the foregoing payment is not made to Wetzler when due, Wetzler's Senior Notes and above payments will become immediately due and payable without further notice.

      Assuming the aforementioned payment occurs in accordance with the terms of this Paragraph, the exercise of the Option and payment therefore shall be consummated no later than the Final Payment Date. The purchase price for the exercise of the foregoing Option shall be the payment of an additional Nine Hundred Thousand Dollars ($900,000.00) (the "Option Exercise Payment"), which shall be paid by AFTC at any time prior to the Final Payment Date. If the Option Exercise Payment is not paid to Wetzler by the Final Payment Date, Wetzler's Senior Notes will become immediately due and payable. At such time as Wetzler is paid the total sum of Two Million Forty Thousand Dollars ($2,040,000.00) as set forth above and the payments required by Paragraph 8 below are made, he shall assign to AFTC, or its designee, all of his right, title and interest in and to all of the assets, securities, Senior Notes or any other interest which he may have in AFTC, as set forth in Paragraph 4(a), other than the approximately 9,000,000 shares described above ("Retained Shares"). Upon the occurrence of the foregoing, Wetzler shall relinquish all of his other rights held in and to AFTC, including, but not limited to, any rights which Wetzle'r may have pursuant to the terms of any employment agreement or stock option agreement entered into with AFTC, and such agreements shall be deemed to be terminated, and AFTC shall be released of any claims by Wetzler against it for any obligation under such agreements, except for any valid requests for advancement or indemnification for fees and expenses incurred in proceedings commenced after the execution of this Agreement. In the event that Wetzler and his brother, Leonard Wetzler, have posted shares as collateral for the $160,000.00 Promissory Note, those Retained

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)



      Shares shall be delivered to Wetzler and his brother free and clear of lien. However, the 20,000,000 share of stock which were posted as further collateral for said Note shall be transferred to AFTC or its designee. In the event of the sale of all, or substantially all, of the assets of AFTC or the merger of AFTC into or with another corporation, prior to the Final Payment Date, in order for AFTC to retain the Option, all sums due to Wetzler pursuant to this Agreement shall become immediately due and payable and must be paid. The payment dates in this Paragraph may be extended with the consent of Wetzler.

                                    (b) Notwithstanding Subsection 7(a), if a
      party introduced by Wetzler makes an investment in AFTC in an amount equal to or greater than Four Million Dollars ($4,000,000.00), Wetzler shall have the right to either accept full payment of the Option Exercise Payment or to reject said payment and convert all of his Senior Notes in accordance with the terms provided therein. Wetzler's exercise of such right shall be valid for a period of twelve (12) months following the closing of the investment. In accordance with their fiduciary duties, the Board of Directors of AFTC shall have the right to reject any such proposed investment.

      8. As further consideration for the agreements set forth herein, on December 30, 1999, the law firm of Blank Rome Comisky & McCauley LLP ("Blank Rome") shall be paid the sum of One Hundred Thousand Dollars ($ 100,000.00), representing indemnification by partial payment of legal fees and expenses incurred by Wetzler in connection with the defense of the Delaware Action. The payment to Blank Rome shall be made by wire transfer to the following:

                   Bank:              Commerce Bank of New Jersey
                   ABA#                       031201360
                   Account Name:              CBPA
                   Account Number:            28208000
                   Memo:                      FCO BRMC LLP
                               Acct#360443766

      In addition, AFTC shall enter into a stipulated judgment with Wetzler, providing him with a judgment on his Cross-claim for indemnification in the amount of $140,000.00, to which the aforementioned payment of $100,000.00 shall be credited and the remaining forty thousand dollars ($40,000.00) of which Wetzler will forego payment by the Company until September 30, 2000. If the remaining $40,000.00 is not paid by September 30,2000, the stipulated judgment shall be filed and recorded without objection by AFTC. Further, the Company shall pay the firm of Jacobson, Mermelstein & Squire LLP the sum of $35,000 in respect of partial payment of their fees for legal services to the Company on or before June 30, 2000.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


      9. At such time as any payments are made to Wetzler pursuant to the Agreement, AFTC may (immediately preceding or after such payments) issue senior secured debt that is pari passu to Wetzler's senior secured debt, in such amount as is equal to and no greater than the amount of such payments to Wetzler and Wetzler will execute such documents as are reasonably necessary to ensure that such additional debt is pari passu with Wetzler's Senior Notes set forth in paragraph 4(a) above. AFTC may not issue any senior debt except as provided herein. Provided further, however, that in exchange for an investment in AFTC of Two Million Dollars ($2,000,000.00) or more, AFTC may issue senior secured debt that is pari passu to Wetzler's Senior Notes, in such amount as is equal to and no greater than the amount of the investment.

      10. It is understood and agreed that each of the parties will execute such documents and do all things necessary to effectuate the reasonable intent of this Agreement. This shall include, but shall not be limited to, the execution and delivery of endorsed stock certificates, stock powers and/or other agreements and estoppel certificates to investors of the Company, confirming that Wetzler consents to the pari passu nature of further investments in AFTC as set forth in Paragraph 9.

      11. Immediately following the execution of this Agreement, AFTC will issue a press release approved by Wetzler. Such release shall be delivered to Bloomberg and all other members of the media who generally receive information from the Company, including, but not limited to, The New York Times, the New York Observer, and the L.A. Times. In the event the substance of the press release is not published in The New York Times, the New York Observer and the L.A. Times, the Company must pay Wetzler the sum of $30,000.00, so that he can personally pay for the publication of the press release in any or all such newspapers.

      12. All notices or demands by any party relating to this Agreement shall be in writing and either personally served or sent by regular United States mail, postage prepaid, at the addresses set forth below or at such other addresses as a party may designate in writing. All notices or demands sent in accordance with this paragraph shall be deemed received on the earlier of the date actually received or seven (7) days after the deposit thereof in the mail.

      If to American Film Technologies, Inc.:   American Film Technologies. Inc.
                                                300 Park Avenue, 17 th Floor
                                                New York, New York 10022

      With a copy to:                           Malcolm S. Taub, Esq.
                                                Martin & Taub, LLP
                                                1350 Avenue of the Americas
                                                New York, New York 10019

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)



If to Gerald M. Wetzler:                       Gerald M. Wetzler
                                               32-04 171st Street
                                               Flushing, New York 11358

With a copy to:                                Blank Rome Comisky
                                               & McCauley LLP
                                               Attn: John L. Reed, Esquire
                                               1201 Market Street, Suite 2100
                                               Wilmington, DE 19801

                                               Cahill Gordon & Reindel
                                               Attn: Floyd Abrams, Esquire
                                               80 Pine Street
                                               New York, New York 10005

13. The validity of this Agreement, its construction, interpretation and enforcement and the right of the parties hereunder and concerning the matters set forth herein shall be governed by and construed in accordance with the law of the State of Delaware. All disputes at law relating to the Agreement shall be submitted to the exclusive jurisdiction of the Superior Court of the State of Delaware, and all disputes where equitable claims are made shall be submitted to the exclusive jurisdiction of the Court of Chancery of the State of Delaware.

14. This Agreement will bind and inure to the benefit of the respective successors and assigns of each of the parties.

15. This Agreement cannot be changed, terminated or amended orally. All prior agreements, understandings, representations, warranties and negotiations, if any, are merged into this Agreement.

16. This Agreement may be executed in counterparts, each of which, when so executed and delivered, shall be an original; however, such counterparts together shall constitute but one and the same Agreement.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                       AMERICAN FILM TECHNOLOGIES, INC.

                             By:
                                       Fred S. Rudy
                                       Chairman and Chief Executive Officer,
                                       with approval and Consent of
                                       AFTC's Board of Directors

                                       Gerald M. Wetzler

                                       A.J. Nassar

                                       Joseph J. Jillson

                                       J. Michael Nixon


      Item 3. Defaults Upon Senior Securities

      None.

      Item 4. Submission of Matters to a Vote of Security Holders

      None.

                       AMERICAN FILM TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)



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

AMERICAN FILM TECHNOLOGIES, INC.

Date: March 3, 2000

     /s/ [SIG]

By:  /s/ Fred Rudy                                                March 3, 2000

     Fred Rudy
     Chairman and Chief Executive Officer