Form 10-Q
period 1999-12-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-03-06
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended December 31, 1999.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from October 1, 1999 to December 31, 1999

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

As of December 31, 1999, there were 141,469,437 shares of common stock outstanding

                         Part 1 - FINANCIAL INFORMATION.


                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet

                                                         December 31,
                                                            1999                June 30,
                                                         (Unaudited)              1999
                                                         -----------              ----
Assets
Current Assets:
       Cash                                              $     36,509        $     27,528
       Other current assets                                    53,490               4,320
Total current assets                                           89,999              31,848

Equipment and software, at cost, net                          116,484             163,338

Other long-term assets
       Notes receivable                                       160,000                   -

                                                         $    366,483        $    195,186
                                                         ============        ============
Liabilities and stockholders' equity (deficit)
Current Liabilities:
       Notes payable: current portion                    $  1,886,770        $  1,880,770
       Accounts payable and accrued expenses                  882,058             769,347
Total current liabilities                                   2,768,828           2,650,117

Long -Term notes payable                                      786,000              49,000

Total Liabilities                                           3,554,828           2,699,117

Stockholders' Equity (Deficit)
       Common stock, $0.02 par value:
       Authorized shares - 225,000,000; issued
       and outstanding shares 141,469,437
       and 92,902,770 at December 31, 1999 and
       June 30, 1999, respectively                            282,939             185,806
       Capital in excess of par value                      17,547,649          17,147,782
       Deferred compensation                                 (742,000)           (862,000)
       Accumulated deficit                                (20,276,933)        (18,975,519)
Total stockholders' equity (deficit)                       (3,188,345)         (2,503,931)

          Total Liabilities & Stockholder's
           Equity (deficit)                              $    366,483        $    195,186

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                             For the Three                           For the Six
                                                             Months Ended                            Months Ended
                                                             December 31,                            December 31
                                                     1999                  1998                1999                 1998
                                                     ----                  ----                ----                 ----
Revenues:                                        $           -        $           -        $           -        $           -

Expenses:

       Compensation and benefits -
          administrative and officers                   60,000               64,582              120,000              136,182
       Selling, general and administrative              (1,223)              36,188              339,048              123,255
       Interest expense                                 22,739               22,739               45,442               46,359
       Depreciation and amortization                    23,427               23,427               46,854               84,354
       Change of control expense                             -                    -              750,000                    -

                                                       104,943              146,936            1,301,344              390,150

Net loss                                              (104,943)       $    (146,936)       $  (1,301,344        $    (390,150)
                                                 ==============       ==============       ==============       ==============
Net loss per share- basic                        $       (0.00)       $       (0.00)       $       (0.00)       $       (0.00)

Net loss per share - diluted                     $       (0.00)       $       (0.00)       $       (0.00)       $       (0.00)

Shares used in the calculation of net
  income (loss) per common share:
         Basic                                     141,469,437           85,036,100          141,469,437           85,036,100
         Diluted                                   213,682,814          157,916,144          184,516,147          157,907,500

See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                     For the six
                                                                     months ended
                                                                     December 31,
                                                               1999               1998
                                                               ----               ----
Cash Flows From Operating Activities:

Net loss                                                  $(1,301,344)       $  (390,150)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
       Depreciation and Amortization                           46,854             84,354
       Amortization of Deferred Compensation                  120,000            120,000
       Changes in Assets and liabilities:
         Other current assets and liabilities                 (49,240)                 -
         Other long-term assets                              (160,000)                 -
         Accounts payable and accrued expenses                112,711             66,207
         Issuance of senior secured debt                      750,000                  -

Net cash used by operating activities                        (481,019)          (119,589)

Cash Flows From Financing Activities:
       Principal payments on notes payable - other            (57,000)                 -
       Proceeds from sale of common stock                     497,000             83,000
       Proceeds from sale of convertible debentures            50,000             23,000

Net cash provided by financing activities                     490,000            106,000

Net increase (decrease) in cash                                 8,981            (13,589)

Cash - beginning of period                                     27,528             23,336

Cash - end of period                                      $    36,509        $     9,747
                                                          ===========        ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for interest           $         -        $       880


See accompanying notes to financial statements

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of December 31, 1999 and June 30, 1999, and the results of operations and cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the six months ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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

The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy on October 6, 1995, Court and became effective on October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

Results of Operations.

The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending December 31, 1999 and 1998 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended December 31, 1999 the Company recorded net interest expense of approximately $23,000 as compared to $23,000 for the period ended December 31, 1998.

For the quarters ended December 31, 1999 and 1998 the Company recorded compensation and benefits for its administration and officers of approximately $60,000 and $65,000 respectively.

            For the quarters ended December 31, 1999 and 1998, the Company recorded selling, general and administrative expenses of approximately $(1,223) and $36,000 respectively.

For the quarters ended December 31, 1999 and 1998, the Company recorded depreciation and amortization expense of approximately $23,000 and $23,000 respectively.

For the quarters ended December 31, 1999 and 1998, the Company had a net loss of approximately $1,300,000 and $147,000 respectively, or less than $0.01 cent per share for each period.

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

The Company is continuing to experience cash flow difficulties at this time. The Company was required to make payments in October 1998 and October 1999, each of approximately $405,000 plus interest, to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objections or instituted any legal action to date because of such failure. The Rudy Group invested $250,000 in or about September 1999. This amount is being used to fund the operations of the company and to pay certain of the Company's expenses. This amount is not sufficient to pay off a significant portion of the Company's debt, and these funds will be substantially exhausted after the payment of past due expenses and other fees due and owing by the Company. To the extent outside financing is not obtained in the immediate future, the Company may be liquidated or the Company may seek further relief in the previously instituted bankruptcy proceeding. In the event of liquidation, the shareholders in all likelihood will receive nothing with respect of their stock.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


In addition, the Company needs funding sufficient to enable it to become operational again. The amount of funding required is contingent on a number of variables, such as the speed of the start up and initial production capacity required. The Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

Subsequent Events

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

                                     Shares

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

5. Wetzler agrees to extend the payment date of his Senior Note due as of November 1, 1999 and any other Senior Note which may be due or come due until January 1, 2001 (the "Final Payment Date"). Notwithstanding the foregoing, all payments due pursuant to such Senior Notes shall immediately become due and payable in the event AFTC files a Chapter 7, Chapter 11 or other bankruptcy proceedings, or such proceedings are instituted against AFTC by creditors of the Company. If an involuntary bankruptcy is dismissed, this Settlement Agreement shall remain in full force and effect. The Company shall give Wetzler not less than fourteen (14) business days prior written notice of any intended filing by the Company of a Chapter 7 or Chapter 11 bankruptcy proceeding.

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

Assuming the aforementioned payment occurs in accordance with the terms of this Paragraph, the exercise of the Option and payment therefore shall be consummated no later than the Final Payment Date. The purchase price for the exercise of the foregoing

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


Option shall be the payment of an additional Nine Hundred Thousand Dollars ($900,000.00) (the "Option Exercise Payment"), which shall be paid by AFTC at any time prior to the Final Payment Date. If the Option Exercise Payment is not paid to Wetzler by the Final Payment Date, Wetzler's Senior Notes will become immediately due and payable. At such time as Wetzler is paid the total sum of Two Million Forty Thousand Dollars ($2,040,000.00) as set forth above and the payments required by Paragraph 8 below are made, he shall assign to AFTC, or its designee, all of his right, title and interest in and to all of the assets, securities, Senior Notes or any other interest which he may have in AFTC, as set forth in Paragraph 4(a), other than the approximately 9,000,000 shares described above ("Retained Shares"). Upon the occurrence of the foregoing, Wetzler shall relinquish all of his other rights held in and to AFTC, including, but not limited to, any rights which Wetzle'r may have pursuant to the terms of any employment agreement or stock option agreement entered into with AFTC, and such agreements shall be deemed to be terminated, and AFTC shall be released of any claims by Wetzler against it for any obligation under such agreements, except for any valid requests for advancement or indemnification for fees and expenses incurred in proceedings commenced after the execution of this Agreement. In the event that Wetzler and his brother, Leonard Wetzler, have posted shares as collateral for the $160,000.00 Promissory Note, those Retained Shares shall be delivered to Wetzler and his brother free and clear of lien. However, the 20,000,000 share of stock which were posted as further collateral for said Note shall be transferred to AFTC or its designee. In the event of the sale of all, or substantially all, of the assets of AFTC or the merger of AFTC into or with another corporation, prior to the Final Payment Date, in order for AFTC to retain the Option, all sums due to Wetzler pursuant to this Agreement shall become immediately due and payable and must be paid. The payment dates in this Paragraph may be extended with the consent of Wetzler.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

If to American Film Technologies, Inc.:        American Film Technologies. Inc.
                                               300 Park Avenue, 17th Floor
                                               New York, New York 10022

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)



15. This Agreement cannot be changed, terminated or amended orally. All prioragreements, understandings, representations, warranties and negotiations, if any, are merged into this Agreement.

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

                                                AMERICAN FILM TECHNOLOGIES, INC.


                                    By:
                                        Fred S. Rudy
                                        Chairman and Chief Executive Officer,
                                        with approval and Consent of
                                        AFTC's Board of Directors

                                        Gerald M. Wetzler

                                        A.J. Nassar

                                        Joseph J. Jillson

                                        J. Michael Nixon

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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


           /s/ [SIG]

By:        /s/ Fred Rudy                          March 3, 2000
           Fred Rudy,
           Chairman and Chief Executive Officer