Form 10-Q
period 2000-03-31
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-05-15
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,

for the Quarter Ended March 31, 2000.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period from October 1, 1999 to December 31, 1999

Commission file number 1-9748


                        AMERICAN FILM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)



               Delaware                                23-2359277
-------------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporated or organization)


              300 Park Avenue, 17th Floor, New York, New York 10022
                    (Address of principal executive offices)

Registrant's telephone number including area code: (212) 572-6370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No X

As of March 31, 2000, there were 142,719,437 shares of common stock outstanding

Part 1 - FINANCIAL INFORMATION.

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet



                                                                  March 31
                                                                    1999             June 30,
                                                                 (Unaudited)           1999
                                                                 -----------           ----

Assets
Current Assets:
   Cash                                                         $     36,600       $     27,528
   Other current assets                                               22,500              4,320
Total current assets                                                  59,100             31,848

Equipment and software, at cost, net                                  93,057            163,338

Other long-term assets
   Notes receivable                                                  160,000                 --
   Cash-Escrow                                                        22,400                 --
                                                                $    334,557       $    195,186

Liabilities and stockholders' equity (deficit)
Current Liabilities:
   Notes payable: current portion                               $  1,886,770       $  1,880,770
   Accounts payable and accrued expenses                             923,412            769,347
Total current liabilities                                          2,810,182          2,650,117

Long -Term notes payable                                             750,000             49,000

Total Liabilities                                                  3,560,182          2,699,117

Stockholders' Equity (Deficit)
   Common stock, $0.02 par value:
   Authorized shares - 225,000,000; issued
   and outstanding shares 142,719,437
   and 92,902,770 at March 31, 2000 and
   June 30, 1999, respectively                                       285,439            185,806
   Capital in excess of par value                                 17,583,649         17,147,782
   Deferred compensation                                            (682,000)          (862,000)
   Accumulated deficit                                           (20,412,713)       (18,975,519)
Total stockholders' equity (deficit)                              (3,225,625)        (2,503,931)

        Total Liabilities & Stockholder's Equity (deficit)      $    334,557       $    195,186

   See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)


                                                  For the Three                            For the Nine
                                                   Months Ended                            Months Ended
                                                     March 31,                               March 31,
                                              2000                1999                2000               1999
                                              ----                ----                ----               ----

Revenues:                                 $        --         $        --         $        --         $        --
                                                   --                  --                  --                  --

Expenses:

   Compensation and benefits -
      administrative and officers                60,000              60,000             180,000             196,182
   Selling, general and administrative           30,070              62,376             369,118             185,631
   Interest expense                              22,283              22,246              67,725              68,605
   Depreciation and amortization                 23,427              23,427              70,281             107,781
   Change of control expense                         --                  --             750,000                  --

                                                135,780             168,049           1,437,124             558,199

Net loss                                  $    (135,780)      $    (168,049)      $  (1,437,124)      $    (558,199)
                                          -------------       -------------       -------------       -------------


Net loss per share- basic                 $       (0.00)      $       (0.00)      $       (0.01)      $      (0.01)

Net loss per share - diluted              $       (0.00)      $       (0.00)      $       (0.01)      $      (0.00)

Shares used in the calculation of net
  income (loss) per common share:
     Basic                                  142,719,437          89,236,101         142,719,437          89,236,101
     Diluted                                213,707,814         162,816,100         184,541,147         160,361,800

                 See accompanying notes to financial statements.

                        American Film Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                For the nine
                                                                months ended
                                                                  March 31,
                                                           2000              1999
                                                           ----              ----

Cash Flows From Operating Activities:

Net loss                                                $(1,437,124)      $  (558,199)
Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
    Depreciation and Amortization                            70,281           107,781
    Amortization of Deferred Compensation                   180,000           180,000
    Changes in Assets and liabilities:
       Other current assets and liabilities                 (18,250)            5,292
       Other long-term assets                              (182,400)             --
       Accounts payable and accrued expenses                154,065           131,414
       Issuance of senior secured debt                      750,000              --

Net cash used by operating activities                      (483,428)         (133,712)

Cash Flows From Financing Activities:
    Principal payments on notes payable - other             (93,000)             --
    Proceeds from sale of common stock                      535,500            93,000
    Proceeds from sale of convertible debentures             50,000            33,000

Net cash provided by financing activities                   492,500           126,000

Net increase (decrease) in cash                               9,072            (7,712)

Cash - beginning of period                                   27,528            23,336

Cash - end of period                                    $    36,600       $    15,624


Supplemental disclosures of cash flow information:
    Cash paid during the period for interest            $      --         $       880

                 See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)





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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2000 and June 30, 1999, and the results of operations and cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the nine months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.


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

The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy on October 6, 1995, Court and became effective on October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended March 31, 2000 the Company recorded net interest expense of approximately $23,000 as compared to $23,000 for the period ended March 31, 1999.

For the quarters ended March 31, 2000 and 1999, the Company recorded compensation and benefits for its administration and officers of approximately $60,000 and $60,000 respectively.

For the quarters ended March 31, 2000 and 1999, the Company recorded selling, general and administrative expenses of approximately $30,000 and $62,000 respectively.

For the quarters ended March 31, 2000 and 1999, the Company recorded depreciation and amortization expense of approximately $23,000 and $23,000 respectively.

For the quarters ended March 31, 2000 and 1999, the Company had a net loss of approximately $1,440,000 and $560,000 respectively, or less than $0.01 cent per share for each period.

Liquidity and Capital Resources.

During fiscal 1999, the Company's operations were financed almost entirely through the sale of its securities in private placements to accredited investors. During this period $49,000 in secured convertible notes were issued in a private placement. Between July 1, 1999 and May 12, 2000 an additional $50,000 in secured convertible notes were issued in a private placement.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


In addition, the Company needs funding sufficient to enable it to become operational again. The amount of funding required is contingent on a number of variables, such as the speed of the start up and initial production capacity required. The Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000.



                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. In addition, an arbitration award was granted against the Company in the amount of $36,693.41 in January, 2000. The plaintiff in the arbitration has commenced an action in New York State seeking confirmation of that award. The Company will attempt to negotiate a settlement of this Judgment and arbitration award and to arrange for a reasonable payout.

Item 2. Changes In Securities

Sale of Unregistered Securities - Between July 1, 1999 and May 12, 2000, an additional $50,000 in Secured Convertible Notes were issued in a private placement. The Notes were issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

Issuance of Unregistered Securities
On September 13, 1999, Mr. Gerald Wetzler received a $750,000 Senior Secured promissory note (convertible at $.03 per share into 25,000,000 shares of common stock) in lieu of cash, payable upon a change in control as defined in Mr. Wetzler's Employment Agreement dated January 1, 1996.

Exercise of Options - On July 8, 1999, Gerald M. Wetzler, Chairman and Chief Executive Officer, exercised an option to purchase 20,000,000 shares of Common Stock, $.002 per value at a price of $0.01 per share by paying $40,000 cash and a promissory note for $160,000. As of May 12, 2000 the payment on the promissory note has been postponed in agreement by both parties. No default by either party has occurred.

Subsequent Events

None.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

AMERICAN FILM TECHNOLOGIES, INC.

Date: May 12, 2000



By: /s/ Fred Rudy                              May 12, 2000
   ----------------------------------------
     Fred Rudy,
     Chairman and Chief Executive Officer