Form 10-K
period 2000-06-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-10-17
CIK 819028

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2000
                              OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES

      EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________


Commission file number 1-9748

                        American Film Technologies, Inc.
             (Exact name of Registrant as Specified in Its Charter)


Delaware                                                                                  23-2359277
State or Other Jurisdiction of Incorporation or Organization               (I.R.S. Employer Identification Number)


300 Park Avenue, 17th Floor, New York, NY                                                   10022
(Address of Principal Executive Offices)                                                  (Zip Code)

                                 (212) 572-6370
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, -$.002 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. The aggregate market value is approximately $7,544,607, based on 107,780,103 shares of Common Stock held by non-affiliates at the last trading price of $0.07 per share as of September 28, 2000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES _ NO X

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 28, 2000 there were 147,019,437 shares of Common Stock of the Registrant outstanding.

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

     Default in Settlement Agreement: The Company entered into a settlement agreement with its former chairman, Gerald Wetzler, requiring it to pay Mr. Wetzler the sum of $1,140,000 on or before September 30, 2000. The Company did not make this payment and is now attempting to renegotiate the terms of the settlement agreement with Mr. Wetzler. There can be no assurance that this negotiation will result in a further agreement with Mr. Wetzler which would preclude the exercise of his rights under a senior secured debenture which he holds.

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

     Future Sales/Dilution: The trading price of the Common Stock may also be adversely affected by the significant overhang of securities issued by AFT. At this time, approximately 147,019,437 shares of Common Stock are outstanding or subject to options or issuance upon conversion of the Company's debentures. Certain of these shares are not freely tradable and are subject to restrictions on the re-offer or resale imposed by the Act and applicable state securities laws. The issuance of additional shares upon the exercise of the Company's options and the conversion of the Company's debentures could have a dilutive effect on the ownership interest of existing shareholders. While the Company may challenge the validity of certain options and conversion rights, there can be no assurance that such a challenge will be successful.

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

     On June 28, 2000, the directors met and appointed Jeffrey B. Yapp and Barry
B. Sandrew as directors of the Company. Each new director received options to acquire 2,000,000 shares of the Company's common stock at a price of $0.05 per share. The Board of Directors also authorized the Company to enter into a consulting agreement with Adasar Group, Inc. ("Adasar"). Pursuant to the terms of that consulting agreement, Adasar is to receive a monthly fee of $25,000 subject to the cash flow needs of the Company. If cash flow is unavailable, this monthly fee will accrue until the financial condition of the Company permits the payment of this fee. Adasar is also to receive options to purchase 5,000,000 shares of the Company's common stock at $0.05 per share and the right to receive a similar option at such time as Adasar is responsible for bringing a material transaction to the Company. The Board of Directors also granted a further option of 500,000 shares for legal services rendered and to be rendered.

     The Company has signed a feature film and content development agreement with MetroChannels. MetroChannels a unit of Cablevision System Corporation's Rainbow Media Holdings, Inc., will work together with American Film Technologies on the development of interactive content for digital set-top-boxes and other distribution platforms. Under the terms of the agreement, AFT will provide several films from its current library of titles for development and distribution with MetroChannels. This collaboration will result in MetroChannels/AFT co-branded television interactive film products. AFT will cooperate with Cablevision in identifying additional content for exhibition that is appropriate for modernization using AFT's modern technology to restore, and/or add interactive components.

     The present directors of the Registrant are Fred S. Ruby, Porter Bibb, Anthony K. Chan, John H. Hoagland, Barry B. Sandrew and Jeffrey B. Yapp. (See "Directors and Executive Officers of the Registrant" below.)

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

      Under the terms of the Plan, the following is a summary of the treatment of each of the major classes of creditors and stockholders:

Class of          Estimated      Distribution under the Plan                          Status
Claims            Amount of
                  Claim
-------------------------------------------------------------------------------------------------
Class 1           $86,000        Cash payment in full on effective date              Unimpaired
Employee
Priority Claim

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

Class 3           $623,000       Cash payment on the effective date plus             Unimpaired
Comerica                         interest and reasonable legal fees
Claims

Class 4           $500,000       Cash payment plus interest on the effective         Unimpaired
Secured                          date
Claims

Class 5 DIP       $122,000       $110,000 cash payment plus accrued                  Impaired
Financing                        interest on effective date and remainder in
Claims                           one year note

Class 6           $6,000         Cash payment in full on effective date.             Unimpaired
Convenience
Claims

Class 7           $1,650,000*    Unsecured five year notes in full amount of         Impaired
Unsecured                        allowed claim, with interest at 7%
Claims

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

SUBSEQUENT FINANCING

      During fiscal 2000, the Company's operations were financed almost entirely by remaining working capital, proceeds from private placements of its securities and option exercises by Gerald Wetzler and others. During this period $50,000 in secured convertible notes were issued in a private placement, $250,000 was realized from a private placement of its securities with the Rudy Group and $32,500 was realized from the exercise of options by Gerald Wetzler and others. Between July 1, 2000 and September 30, 2000, $150,000 was realized from a private placement of securities.

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

     During September 2000, the Company raised the sum of $150,000 pursuant to a private placement.

                                   OPERATIONS

     Colorized Films. Historically, AFT has created color-imaged films which are color versions of motion pictures originally produced in black and white. The first color version of a full-length motion picture was completed by AFT in late November 1987.

     Prior to embarking on its attempt to enter into the animation business in 1991, AFT was operating profitably from its colorization operations. As recently as its fiscal year ended June 30, 1990, it generated $3.1 million of net income on revenues of $18.5 million. After a poor year in 1991 when revenues dropped by almost 50% as compared to the prior year, AFT was again profitable in fiscal 1992, generating $0.9 million of net income on revenues of $14.1 million. During the year ended June 30, 1992, AFT completed color versions of 40 full-length motion pictures, 71 episodes of a one-half hour television series and 25 short cartoons. During the year ended June 30, 1993, AFT completed 43 full-length motion pictures. For the six month period ended December 31, 1993, AFT completed 7 COLORIMAGED motion pictures.

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

     Mexican Subsidiary. The Company performed much of its colorization work through its wholly owned subsidiary, American Film Technologies de Mexico, S.A., a Mexican corporation. AFT loaned a significant amount of its colorization, animation and ink and paint equipment to the subsidiary. Due to restraints on the utilization of its cash imposed by Comerica Bank, the subsidiary missed its payroll on October 8, 1993 and the subsidiary's employees began a work stoppage. As a result of the strike, the Mexican employees filed a lien against AFT's equipment located at the Mexico production facility. Since the equipment is owned by AFT and the labor claim is against the subsidiary, AFT challenged the validity of the lien, and in August, 1994, a Mexican court ruled in favor of the workers, validating their lien on the equipment. This equipment was subsequently repurchased by the Company.

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

SUBSEQUENT DEVELOPMENTS

     The Company is continuing to experience cash flow difficulties. The Company was required to make a payment in October 1998, October 1999, and October 2000, each of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payments. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure.

ITEM 2. PROPERTIES.

     AFT leases office space in New York City, New York located at 300 Park Avenue, New York, New York 10022. The lease is renewable on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS.

    On June 9, 1999, four stockholders of the Company filed suit in the Newcastle County, Delaware Chancery Court against Mr. Gerald Wetzler as Chairman and Chief Executive officer of the Company, and the Company as a nominal defendant, seeking on various grounds to abrogate a stock option agreement and secured convertible note previously granted and issued by the Company in 1997 to Mr. Wetzler, as previously disclosed at that time, and to terminate Mr. Wetzler's 1996 employment agreement with the Company. The action also sought, among other things, to compel the Company to hold an annual meeting of shareholders to elect directors as required by Delaware law. Mr. Wetzler vigorously prosecuted his defense of this action and filed a motion for Summary Judgment with the Court based on terms of all the agreements in question which require exclusive jurisdiction in the courts of California for all disputes arising out of or relating to these agreements. The Court, by order dated July 6, 1999, denied a motion by Mr. Wetzler to dismiss the action on various grounds and set and August 16, 1999 date for a hearing on all matters then outstanding before the Court in the case, including the motion for Summary Judgment. The Court also set September 1, 1999 as the date on which the annual meeting of stockholders to elect directors was to be held and also set July 15, 1999 as the record date for stockholders of record entitled to notice of and to vote at such meeting. The annual meeting was held on September 13, 1999. (See "Recent Developments" above.)

     Pursuant to the terms of a settlement agreement dated December 30, 1999, this litigation was settled; however, the Company is now in default with respect to the terms of this agreement. The mutual terms of the settlement agreement provides for the payment of $1,140,000 on or before September 30, 2000, to Gerald M. Wetzler for an option to purchase all or substantially all of his holdings in the Company and for a further payment of $900,000 on or before January 1, 2001. In consideration for the foregoing, Mr. Wetzler agreed to extend the due date for the payment of all his Senior Secured Notes to January 1, 2001. The Company has been unable to make the payment due to Mr. Wetzler on or before September 30, 2000. The Company is attempting to renegotiate the terms of such settlement agreement.

      On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. The Company has paid $22,399.76 of this amount and will attempt to negotiate a settlement of the balance of this Judgment and to arrange for a reasonable payout.

     Grant & Eisenhofer, PA ("Grant") claim that the company owes them $298,
225.06 for legal services performed on behalf of AFT. In September 2000, this matter was settled by issuing 3,313,611 shares of the Company's common stock to Grant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not submitted any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on a limited basis on the "pink sheets" under the symbol "AFTC." Stock price ranges for each full quarterly period during the two most recent fiscal years ended June 30, 1999 and June 30, 2000 are listed below:

       Common Stock Price Range
            Quarter
             Ended                            High              Low
             -----                            ----              ---
             09/98                         $   0.40          $   0.15
             12/98                         $   0.25          $   0.03
             03/99                         $   0.14          $   0.05
             06/99                         $   0.09          $   0.04
             09/99                         $   0.08          $ 0.1/16
             12/99                         $   0.08          $   0.01
             03/00                         $   0.40          $   0.02
             06/00                         $   0.30          $   0.04


* The Company filed for protection under Chapter 11 of the Bankruptcy Code on October 16, 1993.

     According to the records of the Company's transfer agent on September 28, 2000 the Company had 1,301 shareholders of record. On September 28, 2000, the last trading price of the Common Stock was reported at $.07 per share.

     The Company has not declared dividends on the Common Stock since it became a public company. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The tables below set forth certain selected consolidated financial data of the Company for each year of the five-year period ended June 30, 2000 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, "Risk Factors" above and the financial statements included elsewhere herein. All data for the period ended June 30, 1997 is reported on a fresh start basis of accounting in accordance with the Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," issued in November 1990 by the Institute of Certified Public Accountants, and includes activity from October 17, 1995 (the Effective Date) to June 30, 1997. Under this concept, all assets and liabilities are restated to reflect the reorganization value of the reorganized entity, which approximates its fair value at the date of reorganization. In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Plan. As such, the accompanying financial data as of June 30, 1997, 1998 and 1999 represents that of a successor company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods and with no beginning retained earnings or deficit.

                        Summary of Financial Information
                  (000's omitted except for per share numbers)


                                                                      Year Ended June 30,
                                         -----------------------------------------------------------------------------------------
Income Statement Data                      2000                   1999                 1998             1997               1996*
                                        (Successor)          (Successor)            (Successor)     (Predecessor)     (Predecessor)
 Revenues                                    --                    --                     --               --                 --
Net Income (Loss)                       $(1,611)               $ (727)               $(1,390)        $(15,414)           $(1,642)
Income (Loss) per share - basic         $ (0.01)               $(0.01)               $ (0.02)        $  (0.21)           $ (0.06)
                        - diluted       $ (0.01)               $(0.01)               $ (0.01)        $  (0.13)           $ (0.06)


                                                                      Year Ended June 30,
                                        -------------------------------------------------------------------------------------
Balance Sheet Data                         2000                   1999          1998             1997               1996
                                        (Successor)          (Successor)      (Successor)     (Predecessor)     (Predecessor)
Total Assets                               $   232           $   195           $   327           $ 7,245          $ 7,245
Long-Term Debt, net of current portion     $    --           $    49           $ 1,667           $ 1,634          $ 1,634
Total Liabilities                          $ 3,572           $ 2,699           $ 2,728           $ 2,566          $ 2,566
Stockholders' Equity (Deficit)             $(3,339)          $(2,504)          $(2,400)          $ 4,678          $ 4,678

*        Includes the period from October 17, 1995 (the Effective Date) to June
         30, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

     The operations of AFT for the fiscal years ended June 30, 1999 and 2000 were significantly affected by the reduction and, in fiscal year 1994, the cessation of production operations of the Company. As a result, the financial results of the Company for each of the three fiscal years addressed by this report do not reflect any earnings capacity of the Company. The financial data for the periods ended June 30, 1998, 1999 and 2000 reflects the adoption of Fresh Start Accounting and includes the period from October 17, 1995 (the Effective Date) to June 30, 1996. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

     The opinion of the Company's auditors, Cummings & Carroll, P.C., which accompanies the Company's financial statements, contains an emphasis paragraph as to the Company's ability to continue as a going concern.

               Year ended June 30, 2000 compared to June 30, 1999

The Company did not record any revenues during the period.

Total expenses during the fiscal year ended June 30, 2000 amounted to $1,611,000. This included $750,000 for a change of control expense. Total expenses during the fiscal year ended June 30, 1999 amounted to $726,000.


               Year Ended June 30, 1999 compared to June 30, 1998

The Company did not record any revenues during the period.

Total expenses during the fiscal year ended June 30, 1999 amounted to $726,000. Total expenses during the fiscal year ended June 30, 1998 amounted to $1,389,000.

     Financial Condition and Liquidity. During the fiscal years ended June 30, 2000 and 1999 the Company financed its activities principally through the sale of its securities in private placements to accredited investors. In January 1997, the Company raised $100,000 through the issuance of the January 1997 Debenture. In September 1997, the January 1997 Debenture was converted by the debenture-holder into 1,111,111 shares of Common Stock in accordance with its terms. In addition, in January 1997, May 1997 and June 1997, the Company in three separate transactions raised an additional $420,000 through the sale of Director stock options to purchase 15,500,000 shares to Gerald Wetzler. As of June 30, 1997 the Company had current assets of approximately $283,000 available to finance its operations through the middle of September.

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

     AFT is continuing to experience cash flow difficulties. AFT was required to make payments in October 1998, October 1999, and October 2000, each of approximately $405,000 plus interest, to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. The Rudy group invested $250,000.00 in or about September 1999. An additional $150,000 in September 2000 was received from outside investors in a private placement of securities. These amounts are being used to fund the operations of the Company and to pay certain of the Company's expenses. These amounts are not sufficient to pay off a significant portion of the Company's debt. To the extent outside financing is not obtained in the immediate future, the Company may be liquidated or the Company may seek further relief in the previously instituted Bankruptcy proceeding. In the event of liquidation, the shareholders in all likelihood will receive nothing with respect of their stock.

     In addition, the Company needs funding sufficient to enable it to become operational again. The amount of funding required is contingent on a number of variables, such as the speed of the start up and the initial production capacity required. The Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Report of Independent Auditors ...........................................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) ................   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

       Name                         Age              Position with Company
       ----                         ---              ---------------------
Fred S. Rudy                        26               Chairman, Director,
                                                     Chief Executive Officer

Porter Bibb                         63               Director

Anthony K. Chan                     45               Director

John H. Hoagland                    70               Director

Barry B. Sandrew                    53               Director

Jeffrey B. Yapp                     41               Director

     The directors serve until the next annual meeting of shareholders and the election and qualification of their successors. The officers are elected by the directors and serve at the discretion of the Board of Directors. (See "Certain Relationships and Related Transactions" below.)

     FRED S. RUDY, age twenty-six (26), is a Managing Director of Olympia Partners, LLC, ("Olympia") a New York based private equity investment partnership. Mr. Rudy specializes in early-stage equity investments and corporate turnarounds for public and private companies. Prior to joining Olympia in June 1998, Mr. Rudy was a Corporate Finance Consultant at Broad Capital Associates, Inc. from 1993 to 1998. Mr. Rudy attended New York University and currently resides in New York with his wife and two children. Mr. Rudy is the beneficial owner of 5,000 shares of Common Stock.

     PORTER BIBB, age sixty-three (63), who had served as a Director of the Registrant previously from October 1996 through December 1996, has spent his entire business career in the media and entertainment industry. He currently serves as a Senior Advisor to Ladenburg, Thalmann & Co., an investment banking company and subsidiary of New Valley Corp., a NYSE company. Prior to Ladenburg's sale to New Valley, he was a Partner, Principal and Director of Corporate Finance of the firm, which he joined in 1984. In 1998, he founded Technology Partners, LLC, a company that specializes in new media, entertainment and Internet technology. From 1972 to 1977, Mr. Bibb was Corporate Development Director of The New York Times Company, where he was responsible for expanding the company's involvement in new media and technology. Mr. Bibb served as a Newsweek White House correspondent from 1989 to 1996 and is also a published author, screenwriter and producer of numerous documentaries. Mr. Bibb has also served as publisher for Rolling Stone Magazine from 1970 to 1971 and for US Magazine from 1972 to 1977. Mr. Bibb received his B.A. from Yale University in 1959 and also studied at the London School of Economics and the Harvard Business School. Mr. Bibb is the beneficial owner of 500,000 shares of Common Stock.

     ANTHONY K. CHAN, age forty-five (45), has served as President, Chief Executive Officer and a Director of American Champion Entertainment (NASDAQ:
ACEI) since February 1997. Prior to that, he was the Chief Executive Officer of America's Best Karate, which was reorganized to become a wholly owned subsidiary of ACEI. His diligent efforts led the company through an IPO in July 1997. He is an international businessman, writer, martial artist, husband and father. He is a published author and has been featured in magazines, newspapers, and television. A four-time world champion, he was inducted into the Black Belt Hall of Fame in 1981. Currently, Mr. Chan also serves as an executive producer, co-creator and co-writer of the award-winning "Adventures with Kanga Roddy" series for public television.

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

     JOHN H. HOAGLAND, age seventy (70), has served as Chairman of J-Net Group, Inc., a Delaware company (the "Group"), since its founding (as J-Net Broadcasters, Inc.) in 1992 and has served as its Chairman since that time. Mr. Hoagland has led the growth of the Group to its present position as a well-established programming producer and technology resource for multimedia publishing. Under Mr. Hoagland's direction, the Group has successfully established the following divisions: (i) Ecology Cable Service, which provides weekly environmental television programming to more than one-hundred (100) cable operators throughout the United States serving nearly 11 million homes; (ii) J-Net Consultants, which provides technical and management consulting to major print and electronic publishers in the United States and Europe; and (iii) RomNet, Inc., a leading technical support company serving the Internet and CD-ROM industries. From 1983 to 1992 Mr. Hoagland served as Chairman of Monitor Television, Inc., a major producer of daily television news, and as General Manager of The Christian Science Monitor. He has served in numerous advisory roles. In 1989, he was appointed to the U.S. State Department Special Task Force on Telecommunications and Broadcasting in Eastern Europe. He has also served on the Private Sector Television Committee of the U.S. Information Agency, the Advisory Committee on International Communications of the U.S. State Department and the Board of Directors of the International Media Fund. He received a B.A. degree from Yale University in 1951 and served for 10 years as a US naval and civilian officer in government service.

     BARRY B. SANDREW, Ph.D., President of Global Media Technology Inc., was appointed a Director of American Film Technologies Inc. on July 27, 2000 Mr. Sandrew, an original founder of AFT and inventor of AFT's core technology, served as the company's Executive Vice President and Chief Technology Officer from 1986 to 1993. In that position, Mr. Sandrew established a client base that included Walt Disney Studios, Warner Brothers Animation, 20th Century Fox, MGM, Universal Pictures, Amblin Entertainment, Turner Broadcasting Systems, Republic Pictures, Marvel Entertainment, the three major U.S. television networks, Gaumont, TF1 and other entertainment companies in the United States and Europe. Mr. Sandrew was appointed president of eSAT's wholly owned subsidiary, Global Media Technology (GMT) in December 1999. GMT is focused on leveraging eSAT's technology, services and products in order to integrate and deliver Internet services and online content to diverse vertical markets such as health care, education and hospitality.

     JEFFREY B. YAPP, age forty-one (41), President of Hollywood Entertainment Corp., was appointed a Director of American Film Technologies, Inc. and Chairman of its Executive Committee on July 5, 2000. Prior to joining Hollywood Entertainment Corp., Mr. Yapp served as President Worldwide of Twentieth Century Fox Home Entertainment, Inc. and as President of Fox International.

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

     The Company is informed that Mr. Wetzler is up to date with respect to all his filings with the Securities and Exchange Commission. On May 9, 2000, Mr. Wetzler filed a form 13D.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation of the officers of the Company. For the fiscal years ended June 30, 1999 and June 30, 2000, neither Mr. Rudy, Mr. Wetzler nor any of the other executive officers received compensation over $100,000. The present CEO is operating without compensation.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation                Long-Term Compensation
                           ------------------------      --------------------------------------

                                                                                Securities
Name and                                                 Restricted Stock    Underlying Options
Principal Position         Year   Salary   Bonus($)         Awards ($)             /SARs(#)
------------------         ----   ------   --------      ----------------    ------------------
Fred S. Rudy               2000     -0-     -0-               -0-                  -0-
Chairman, Director
Chief Executive Officer

Gerald M. Wetzler          1999     -0-     -0-               -0-                  -0-
Chairman, Director,        1998     -0-     -0-               -0-                  -0-
Chief Executive
Officer                    1997     -0-     -0-               -0-                  -0-
                           1996     -0-    $125,000*          -0-               10,000,000(1)

---------------------

* Upon confirmation of the Plan in October 1995, Mr. Wetzler received a bonus of $125,000, in accordance with the terms of the Plan.

(1)  See "Employment Contracts - Wetzler Employment Agreement" below.

     In addition to the above, Mr. Wetzler purchased options in connection with his providing working capital to the Company. (See "Certain Relationships and Related Transactions" below.)

OPTIONS

     During the fiscal year ended June 30, 1997, the Company granted the following options to Mr. Wetzler:


-------------------------------------------------------------------------------------------------------------------
                                                 Options
-------------------------------------------------------------------------------------------------------------------
  Date of Grant               Amount of                     Exercise                   Purchase
                          Underlying Shares              Price Per Share            Price of Option
-------------------------------------------------------------------------------------------------------------------

    June 1996                 20,000,000                     $.12                          $200,000
-------------------------------------------------------------------------------------------------------------------
    January 1997              10,000,000                     $.07                          $200,000
-------------------------------------------------------------------------------------------------------------------
    May 1997                   4,000,000                     $.09                          $160,000
-------------------------------------------------------------------------------------------------------------------
    June 1997                  1,500,000                     $.09                          $ 60,000
-------------------------------------------------------------------------------------------------------------------

     In addition, on September 12, 1997, Mr. Wetzler purchased 30,000,000 options for an aggregate purchase price of $130,000 in connection with his providing working capital to the Company. Simultaneously with the purchase of the September 1997 options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate the June 1996 options as well as the January 1997 options. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996. None of the January 1997 options had been exercised. In addition, as of September 18, 1997, Mr. Wetzler terminated the May 1997 options as well as the June 1997 options, none of which had been exercised by Mr. Wetzler. (For further discussion of the above, see "Certain Relationships and Related Transactions" below.) No options were granted Mr. Wetzler during the fiscal years ended June 30, 1998, June 30, 1999 or June 30, 2000.

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

      On December 30, 1999, the Board of Directors voted to grant 2,000,000 options to purchase shares of Common Stock of the Company at an option price of $0.05 per share to the Company's counsel. The Company also voted to approve similar options in the amount of 1,000,000 shares to each of the four directors of the Company. In July, 2000 the Company voted to approve similar options in the amount of 2,000,000 shares to each of two additional directors of the Company and an option to purchase 500,000 shares to counsel for the Company.

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

     By approving the settlement agreement dated December 30, 1999, the Board of Directors ratified the terms of this Employment Agreement. However, the settlement agreement would require Mr. Wetzler to relinquish his options upon the payment of the sums due by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of September 28, 2000 the only class of voting securities issued and outstanding was 147,019,437 shares of the Company's Common Stock.

     The following sets forth information as of September 28, 2000 with respect to the shares of the Company's Common Stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5 % of any class of the Company's voting securities, (ii) the five highest paid officers including the Chief Executive Officer, (iii) each director of the Company, and
(iv) all directors and officers as a group.

Name and Address of                       Amount and Nature of
beneficial owner(l)                       beneficial ownership               Percent Class (2)
-------------------------------------------------------------------------------------------

Gerald M. Wetzler                           28,029,334 (3)                      19.07%

L&R Holdings, Inc.                          11,415,854                           7.76%
130 Shore Road
Port Washington, NY 11050

JCV Capital Corp.                           10,380,854                           7.06%
P.O. Box 22719
Rochester, NY 14692

Fred S. Rudy                                     5,000  (4)                     Less than 0.001%

Porter Bibb                                    500,000                           0.34%

Anthony K. Chan                                      0                              0

John H. Hoagland                                     0                              0

Barry B. Sandrew Ph.D                                0                              0

Jeffrey B. Yapp                                      0                              0

Officers and Directors as a Group              505,000                           0.34%



(1) Except as otherwise indicated, and subject to applicable community property and similar laws, the Company assumes that each named person has the sole voting and investment power with respect to his or her shares (other than shares subject to options).

(2) Percent of class is based on the number of shares outstanding as of September 28, 2000. In addition, shares which a person had the right to acquire within 60 days are also deemed outstanding in calculating the percentage ownership of the person but not deemed outstanding as to any other person. Does not include shares issuable upon exercise of any warrants, options, or other convertible rights issued by the Company which are not exercisable within 60 days from the date hereof.

(3) This sum includes approximately 20 million shares of Common Stock purchased pursuant to the exercise of an option.

(4) Mr. Rudy is a principal of Olympia Partners, LLC, which acquired 5.5 million shares of the Company on August 25, 1999. Mr. Rudy does not have primary voting control of Olympia Partners, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 12, 1997, Mr. Gerald Wetzler purchased options to acquire 30,000,000 shares of Common Stock of the Company for an aggregate purchase price of $130,000. Pursuant to these options, shares of Common Stock of the Company may be purchased at an exercise price of $0.01 per share. From July 1, 1998 to July 8, 1999, Mr. Wetzler exercised his option and purchased 26,400,000 shares of Common Stock.

     These remaining options terminated on September 12, 1999. The Board of Directors granted Mr. Wetzler these options in part to enable the Company to have sufficient working capital to operate through October 1997 so that the Company could either obtain additional financing or proceed with an orderly liquidation. Simultaneously with the purchase of the foregoing options, Mr. Wetzler agreed, to the extent that they had not been exercised, to terminate certain June 1996 options to purchase 20,000,000 shares of Common Stock of the Company at an exercise price of $0.12 per share, as well as certain January 1997 options to purchase 10,000,000 shares of Common Stock of the Company at an exercise price of $0.07 per share. Such options were purchased by Mr. Wetzler for an aggregate price of $400,000. As of the termination date, Mr. Wetzler had only exercised 250,000 of the 20,000,000 options granted to him in June of 1996.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Consolidated Financial Statements filed herewith as required under Item 8 of this Annual Report on Form 10-K includes Consolidated Balance Sheets at June 30, 2000 and 1999, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years ended June 30, 2000, 1999 and 1998.

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



    Signature                                                 Title                                       Date
    ---------                                                 -----                                       ----

/s/ Fred S. Rudy                                     Director,                                   October 16,  2000
-----------------------------------                  Chief Executive                             -----------------
    Fred S. Rudy                                     Officer


                                                     Director                                    October 16,  2000
-----------------------------------                                                              -----------------
    Porter Bibb


                                                     Director                                    October 16,  2000
-----------------------------------                                                              -----------------
    Anthony K. Chan


                                                     Director                                    October 16,  2000
-----------------------------------                                                              -----------------
    John H. Hoagland


                                                     Director                                    October 16,  2000
-----------------------------------                                                              -----------------
    Barry B. Sandrew


                                                     Director                                    October 16,  2000
-----------------------------------                                                              -----------------
    Jeffrey B. Yapp

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Film Technologies, Inc.


    Signature                               Title                              Date
    ---------                               -----                              ----
                                            Director,                          October 16, 2000
                                            Chief Executive                    ----------------
                                            Officer
---------------------------------
    Fred S. Rudy

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
American Film Technologies, Inc.

We have audited the accompanying consolidated balance sheet of American Film technologies, Inc. as of June 30, 2000 and June 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Film Technologies, Inc. at June 30, 2000 and June 30, 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                    CUMMINGS & CARROLL, P.C.


                                    Certified Public Accountants

Great Neck, New York
September 28, 2000

                        AMERICAN FILM TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              June 30,
                                                                                      2000                1999
                                                                                      ----                ----
Current Assets
      Cash                                                                         $      2,704       $     27,528
      Other current assets
                                                                                        160,000              4,320
                                                                                   ------------       ------------
         Total current assets                                                            69,630
                                                                                                            31,848

Equipment and software, net                                                              69,630            163,338
Film library, net                                                                            --                 --
                                                                                   ------------       ------------

Total Assets                                                                       $    232,334       $    195,186
                                                                                   ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Notes payable
      Current portion of notes payable                                             $  2,636,770       $  1,880,770
      Accounts payable and accrued expenses                                             935,050            769,347
                                                                                   ------------       ------------
         Total current liabilities                                                    3,571,820          2,650,117
                                                                                   ------------       ------------

Notes payable                                                                                --             49,000

Stockholders' Equity (Deficit)
      Common stock, $.002 par value: authorized
      Shares - 225,000,000; issued and outstanding shares;
      142,719,437 and 92,902,770 at June 30, 2000
      and 1999, respectively                                                            285,439            185,806
      Capital in excess of par value                                                 17,583,649         17,147,782
      Deferred compensation                                                            (622,000)          (862,000)
      Accumulated deficit                                                           (20,586,574)       (18,975,519)
                                                                                   ------------       ------------
         Total stockholders' equity (deficit)                                        (3,339,486)        (2,503,931)
                                                                                   ------------       ------------

Total Liabilities and Stockholders' Equity (Deficit)                               $    232,334       $    195,186
                                                                                   ============       ============


See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Successor
                                                                       ---------------------------------------------------------
                                                                            Year ended           Year ended         Year ended
                                                                              June 30,            June 30,           June 30,
                                                                                2000                1999               1998
                                                                                ----                ----               ----
Distribution revenues                                                      $          --       $          --       $          --

Cost and expenses:
      Depreciation and amortization                                               93,708             131,208             295,276

      Compensation and benefits -
      administrative and officers                                                240,000             256,182             295,276

      Selling, general and administrative
                                                                                 437,130             248,342             742,998
      Interest expense, net
                                                                                  90,217              91,097             104,805
      Change of control expense                                                  750,000                  --                  --
      Reorganization items:
       Professional fees                                                              --                  --                  --
       U.S. Trustee fees                                                              --                  --                  --
       Write-off (recognition) of
       reorganization  value in excess of
       identifiable assets                                                            --                  --                  --
                                                                           -------------       -------------       -------------


                                                                           $   1,611,055       $     726,829       $   1,389,630
                                                                           -------------       -------------       -------------

Net income (loss)                                                          $  (1,611,055)      $    (726,829)      $  (1,389,630)
                                                                           =============       =============       =============

Net income (loss) per share - basic                                        $       (0.01)      $       (0.01)      $       (0.02)

Net income (loss) per share - diluted                                      $       (0.01)      $       (0.01)      $       (0.01)

Shares used in the calculation of net Income (loss) per common share:
      Basic                                                                  135,867,354          84,819,435          75,218,288

      Diluted                                                                205,937,246         154,549,478         145,811,457

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            Preferred Stock               Common Stock
                                                            ---------------               ------------
                                                     Shares                          Shares                             Capital in
                                                   Issued and       Preferred      Issued and                            Excess of
                                                  Outstanding         Stock        Outstanding          Amount              Par
                                                  -----------         -----        -----------          ------              ---
Balance at June 30, 1997                                   --                --      73,700,644           147,402        15,879,186
     Net loss                                              --                --              --                --                --
     Issuance of stock
                                                           --                --       2,066,666             4,133           124,867
     Exercise of stock options
                                                           --                --         968,790             1,938            43,062
     Amortization of deferred compensation
     Purchase of stock option
                                                           --                --              --                --           750,000
                                                     --------      ------------    ------------      ------------      ------------
Balance at June 30, 1998                                   --                --      76,736,100           153,473        16,797,115
     Net loss                                              --                --              --                --                --

     Issuance of stock                                     --                --      11,066,670            22,133           309,867
     Exercise of stock options                             --                --       5,100,000            10,200            40,800
     Amortization of deferred compensation                 --                --              --                --                --
     Purchase of stock option                              --                --              --                --                --
                                                     --------      ------------    ------------      ------------      ------------
Balance at June 30, 1999                                   --                --      92,902,770           185,806        17,147,782
     Net loss                                              --                --              --                --                --

     Issuance of stock                                     --                --      26,766,667            53,533           249,467
     Exercise of stock options                                               --      23,050,000            46,100           186,400
     Amortization of deferred compensation                 --                --              --                --                --
     Purchase of stock options                             --                --              --                --                --
                                                     --------      ------------    ------------      ------------      ------------
Balance at June 30, 2000                             $     --      $         --    $142,719,437      $    285,439      $ 17,583,649
                                                     ========      ============    ============      ============      ============

                                                                                          Total
                                                                                      Stockholders'
                                                    Deferred         Accumulated          Equity
                                                  Compensation         Deficit          (Deficit)
                                                  ------------         -------          ---------
Balance at June 30, 1997                          (1,342,000)       (16,859,060)        (2,174,472)
     Net loss                                             --         (1,389,630)        (1,389,630)
     Issuance of stock
                                                          --                 --            129,000
     Exercise of stock options
                                                          --                 --             45,000
     Amortization of deferred compensation
                                                     240,000                 --            240,000
     Purchase of stock option
                                                          --                 --            750,000
                                                ------------       ------------       ------------
Balance at June 30, 1998                          (1,102,000)       (18,248,690)        (2,400,102)
     Net loss                                                          (726,829)          (726,829)
     Issuance of stock                                    --                 --            332,000
     Exercise of stock options                            --                 --             51,000
     Amortization of deferred compensation           240,000                 --            240,000
     Purchase of stock option                             --                 --                 --
                                                ------------       ------------       ------------
Balance at June 30, 1999                            (862,000)       (18,975,519)        (2,503,931)
     Net loss                                             --         (1,611,055)        (1,611,055)
     Issuance of stock                                    --                 --            303,000
     Exercise of stock options                            --                 --            232,500
     Amortization of deferred compensation           240,000                 --            240,000
     Purchase of stock options                            --                 --                 --
                                                ------------       ------------       ------------
Balance at June 30, 2000                        $ (1,102,000)      $(20,586,574)      $ (3,339,486)
                                                ============       ============       ============

See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year ended        Year ended        Year ended
                                                             June 30,          June 30,          June 30,
                                                              2000              1999              1998
                                                              ----              ----              ----
OPERATING ACTIVITIES
Net income (loss)                                         $(1,611,055)      $  (726,829)      $(1,389,630)
Adjustments to reconcile net (loss) to net cash used
by
  Operating activities:
       Depreciation and amortization
                                                               93,708           131,208           246,551
       Amortization of deferred compensation
                                                              240,000           240,000           240,000
       Changes in assets and liabilities:
         Other current assets
                                                             (155,680)            5,292           110,332
         Accounts payable and accrued expenses
                                                              165,703           186,521            32,957
         Accrued compensation                                      --                --          (134,580)
         Issuance of senior secured debt                      750,000                --                --
                                                          -----------       -----------       -----------
Net cash used in operating activities                        (517,324)         (163,808)         (894,370)
                                                          -----------       -----------       -----------

INVESTING ACTIVITIES
Purchase of equipment and software                                 --                --                --
                                                          -----------       -----------       -----------
Net cash used by investing activities                              --                --                --
                                                          -----------       -----------       -----------

FINANCING ACTIVITIES
Principal payments on long-term debt
                                                              (93,000)               --          (401,989)
Proceeds from common stock subscriptions
                                                                   --                --           100,000
Stock option subscriptions subject to repurchase                   --                --           130,000
Proceeds from exercise of stock options                       232,500            51,000                --
Proceeds from sale of common stock                            303,000            68,000            74,000
Proceeds from sale of convertible debentures                   50,000            49,000           855,965
                                                          -----------       -----------       -----------
Net cash provided (used) by financing activities
                                                              492,500           168,000           757,976
                                                          -----------       -----------       -----------

Net increase (decrease) in cash
                                                              (24,824)            4,192          (136,394)
Cash at beginning of period
                                                               27,528            23,336           159,730
                                                          -----------       -----------       -----------
Cash at end of period                                     $     2,704       $    27,528       $    23,336
                                                          ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                  $        --       $        --       $   146,580
                                                          ===========       ===========       ===========


See accompanying notes.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

On October 6, 1995, The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court and became effective October 17, 1995. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. As discussed below (see "H.J. Meyers Agreement"), the Company completed a private placement for $3,460,200 and the Company must raise additional funds to finance its future operations. While management believes it will be successful in its efforts, there are no assurances whether sufficient financing or equity will be available to fund the operations through June 30, 2000. No adjustments have been made to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result if the Company is unable to continue as a going concern.

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

                                  JUNE 30, 2000


Under the terms of the Plan, the following is a summary of treatment of each of the major classes of creditors and stockholders:

                           Estimated
                           Amount of
Class of Claim             Claim              Distribution under the Plan                    Status
Class 1 -                  $  86,000          Cash payment in full on effective date         Unimpaired
Employee
Priority Claim

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
Comerica Claims                               interest and reasonable legal fees

Class 4 -                  $ 500,000          Cash payment plus interest on the              Unimpaired
Secured Claims                                effective date

Class 5 -                  $ 122,000          $110,000 cash payment plus accrued             Impaired
DIP Financing Claims                          interest on effective date and remainder
                                              in one year note

Class 6 -                  $   6,000          Cash payment in full on effective date         Unimpaired
Convenience Claims

Class 7 -                  $1,650,000         Unsecured five year notes in full amount       Impaired
Unsecured Claims                              of allowed claim, with interest at 7%

Class 8 -                  N/A                $10 cash on effective date.  Unexercised       Impaired
Preferred Stock Interest                      Series B and the Series C and D voting
                                              convertible preferred stock interest
                                              will be canceled

Class 9 -                  N/A                Retained, subject to dilution                  Impaired
Common Stock Interest

Class 10 -                N/A                Cancelled                                       Impaired
Other Equity Interests

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


The new stockholders also have a right to register their shares in any offerings of the Company stock (a "piggyback" right). The amount of stock the new stockholders may register and sell is subject to pro-rata reduction or elimination at the sole discretion of the underwriter. The existence of these rights could adversely impact the future price of the common stock or the ability of the Company to raise additional equity capital.

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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

The effect of the Plan on the Company's consolidated balance sheet at October 17, 1995 (the Effective Date) is as follows:

                                                               (1)
                                                           H.J. Meyers          (2)
                                            Prior to         Private        Fresh Start       Reorganized
                                         Reorganization     Placement        Adjustment      Balance Sheet
                                         --------------    -----------      ------------     -------------
Assets
Current Assets:
  Cash                                   $    115,721      $ 2,960,200      $       --        $ 3,075,921
  Restricted cash                           2,960,200       (2,960,200)             --               --
  Accounts receivable                            --               --                --               --
  Other current assets                         36,493             --                --             36,493
                                         ------------      -----------      ------------      -----------
Total current assets                        3,112,414             --                --          3,112,414

Equipment and software, at cost, net          755,253             --            (305,253)         450,000
Leasehold improvements, net                    64,740             --                --             64,740
Film library, net                              55,380             --             394,620          450,000
                                         ------------      -----------      ------------      -----------
Property and equipment, net                   875,383             --              89,367          964,740

Reorganization value in excess of
identifiable assets                              --               --           6,237,264        6,237,264
                                         ------------      -----------      ------------      -----------

Total assets                             $ 3 ,987,787      $      --        $  6,326,631      $10,314,418
                                         ============      ===========      ============      ===========


Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
 Notes payable:
  Bank loans - in default                $    348,385      $      --        $       --        $   348,385
  Other loans                                 622,300         (300,000)             --            322,300
  Accounts payable and accrued
    Expenses                                1,470,705             --                 350        1,471,055
  Accrued compensation                        729,376             --                --            729,376
                                         ------------      -----------      ------------      -----------
Total current liabilities                   3,170,766         (300,000)              350        2,871,116

Notes payable                                    --               --           1,642,234        1,642,234
Liabilities subject to compromise           1,642,211             --          (1,642,211)            --

Stockholders' Equity (deficit):
  Preferred stock                                 695             --                (695)            --
  Common stock                                 60,822           78,293              --            139,115
  Capital in excess of par value           13,526,767        3,181,907        11,046,721        5,661,953
  Accumulated deficit                     (17,373,674)            --         (17,373,674)            --
  Subscription payable                      2,960,200       (2,960,200)             --               --
                                         ------------      -----------      ------------      -----------
Total stockholders' Equity (deficit)         (825,190)         300,000         6,326,258        5,801,068
                                         ------------      -----------      ------------      -----------

Total Liabilities and Stockholders'
Equity                                   $  3,987,787      $      --        $  6,326,631      $10,314,418
  (deficit)
                                         ============      ===========      ============      ===========

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000

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

                                  June 30, 2000




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

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000



3. FILM LIBRARY

     The Company's film library, consists of 11 films held for distribution and or sale, and are stated as follows:

                                         June 30,
                                   ---------------------
                                     2000         1999
                                   --------     --------
Estimated fair market value        $450,000     $450,000
Less: accumulated amortization      450,000      450,000
                                   --------     --------
                                   $      0     $      0
                                   ========     ========

     The related amortization of the Film Library for the year ended June 30, 2000 and June 30, 1999 was $0.00 and $37,500.00, respectively.

4. EQUIPMENT AND SOFTWARE

        Equipment and software consists of the following:

                                                     June 30,
                                               ---------------------
                                                 2000         1999
                                               --------     --------
Assets:
     Equipment                                 $426,241     $426,241
     Software                                    20,000       20,000
     Leasehold improvements                      64,740       64,740
                                               --------     --------

                                                510,981      510,981
                                               --------     --------

Accumulated depreciation and amortization:
   Equipment                                    405,666      319,666
   Software                                      19,000       15,000
   Leasehold improvements                        16,685       12,977
                                               --------     --------

                                               $ 69,630     $163,338
                                               ========     ========

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000


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

      Since the Effective Date through June 30, 2000, the Company has not been able to restart its operations. Due to the Company's financial position and uncertainty in estimating future cash flows, at June 30, 1997, the Company wrote off the reorganization value in excess of identifiable assets as recoverability of the asset is uncertain.

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

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000


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

     Principal categories of notes payable at June 30, 2000 and 1999 consist of the following:

                                                      June 30,
                                            ----------------------------
                                                2000             1999
                                            -----------      -----------
Trade and other claims                      $ 1,026,192      $ 1,026,192
Accrued compensation                             84,413           84,413
Billings on uncompleted contracts               178,200          178,200
Senior secured convertible notes                597,965          640,965
Change of control debt                          750,000             --
                                            -----------      -----------
                                              2,636,770        1,929,770
Less:  current portion of notes payable      (2,636,770)      (1,880,770)
                                            -----------      -----------
                                            $      --        $    49,000
                                            ===========      ===========

     The amounts at June 30, 1996 have been converted to notes payable under the Plan and bear interest at 7%. Accrued interest payable at June 30, 2000 and 1999 are $276,516 and $186,299, respectively.

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

     Included above are $597,965 of two year Senior Secured Convertible Notes bearing no interest and convertible into common stock at a rate of $0.03 per share in 1999, 2000 and 2001.

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000



     Annual aggregate maturities of long-term debt for each of the three years subsequent to June 30, 2000 are:

                 2001                      $  2,636,770
                                           ------------

                                           $  2,636,770
                                           ============

8. OPERATING LEASES

     There are no minimum annual rental commitments under noncancelable operating leases. The Company is currently renting office space on a month to month basis

     Rent expense for the years ended June 30, 2000 and 1999 was $18,032 and $81,005, respectively.


9. INCOME TAXES

At June 30, 2000, the Company had net operating loss carryforwards of approximately $21,600,000 for federal income tax purposes and approximately $12,537,000 for state income tax purposes. These carryforwards will begin expiring in 1998 unless previously utilized. In addition, the Company has federal research and development credits of approximately $136,000 which expire in 2004 and 2008. The use of these carryforwards in any one year will be limited as a result of changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code, of the Company during fiscal 1993 and 1996.

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

10. LEGAL PROCEEDINGS

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

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000



On June 9, 1999, four stockholders of the Company filed suit in the Newcastle County, Delaware Chancery Court against Mr. Gerald Wetzler as Chairman and Chief Executive officer of the Company, and the Company as a nominal defendant, seeking on various grounds to abrogate a stock option agreement and secured convertible note previously granted and issued by the Company in 1997 to Mr. Wetzler, as previously disclosed at that time, and to terminate Mr. Wetzler's 1996 employment agreement with the Company. The action also sought, among other things, to compel the Company to hold an annual meeting of shareholders to elect directors as required by Delaware law. Mr. Wetzler vigorously prosecuted his defense of this action and filed a motion for Summary Judgment with the Court based on terms of all the agreements in question which require exclusive jurisdiction in the courts of California for all disputes arising out of or relating to these agreements. The Court, by order dated July 6, 1999, denied a motion by Mr. Wetzler to dismiss the action on various grounds and set and August 16, 1999 date for a hearing on all matters then outstanding before the Court in the case, including the motion for Summary Judgment. The Court also set September 1, 1999 as the date on which the annual meeting of stockholders to elect directors was to be held and also set July 15, 1999 as the record date for stockholders of record entitled to notice of and to vote at such meeting. The annual meeting was held on September 13, 1999. (See "Recent Developments" above.)

     Pursuant to the terms of a settlement agreement dated December 30, 1999, this litigation was settled; however, the Company is now in default with respect to the terms of this agreement. The mutual terms of the settlement agreement provides for the payment of $1,140,000 on or before September 30, 2000, to Gerald M. Wetzler for an option to purchase all or substantially all of his holdings in the Company and for a further payment of $900,000 on or before January 1, 2001. In consideration for the foregoing, Mr. Wetzler agreed to extend the due date for the payment of all his Senior Secured Notes to January 1, 2001. The Company has been unable to make the payment due to Mr. Wetzler on or before September 30, 2000. The Company is attempting to renegotiate the terms of such settlement agreement.

      On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. The Company has paid $22,399.76 of this amount and will attempt to negotiate a settlement of the balance of this Judgment and to arrange for a reasonable payout.

     Grant & Eisenhofer, PA ("Grant") claim that the company owes them $298,
225.06 for legal services performed on behalf of AFT. In September 2000, this matter was settled by issuing 3,313,611 shares of the Company's common stock to Grant.

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000


11. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK OPTIONS

In accordance with the terms of the Plan, all prepetition stock options were canceled. Subsequent to filing Chapter 11, the Board of Directors granted options to purchase common stock totaling 22,300,000 shares as of June 30, 2000 and 20,081,210 shares as of June 30, 1999.

The following table summarizes stock option activity for the two years ended June 30, 1999:

                                                  Weighted -
                                                   Average
                                  Number of        Exercise
                                    Shares          Price
                                 -----------      ---------
Outstanding at June 30, 1998      43,481,210            .04
Granted                            2,700,000            .01
Exercised                        (26,100,000)           .01
                                 -----------      ---------
Outstanding June 30, 1999         20,081,210            .08
                                 -----------      ---------
Granted                           10,000,000            .05
Exercised                            (50,000)           .05
Cancelled                         (7,731,210)           .10
                                 -----------      ---------
Outstanding at June 30, 2000      22,300,000          .0674
                                 ===========      =========

The following is a table that summarizes information concerning outstanding and exercisable stock options at June 30, 1999:

                                         WEIGHTED
                             WEIGHTED     AVERAGE                     WEIGHTED
                             AVERAGE     REMAINING                    AVERAGE
RANGE OF         NUMBER      EXERCISE   CONTRACTUAL      NUMBER       EXERCISE
EXERCISE      OUTSTANDING      PRICE       LIFE        EXERCISABLE     PRICE
--------      -----------    --------   -----------    -----------    --------
 .01- .20       22,100,000    $0.0624       2.00         21,100,000     $0.0624
 .21- .40                -          -          -                  -           -
 .41- .62          200,000       0.62       1.50            200,000        0.62
              -----------    --------   -----------    -----------    --------
               22,300,000    $0.0674       3.95         21,300,000     $0.0674

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000


In January 1996, the Company granted options pursuant to an employment agreement with Gerald Wetzler, the Company's President and CEO. Under terms of the employment agreement, in lieu of cash compensation, the Company granted an option to purchase 10,000,000 shares of the Company's $0.002 par value common stock at an exercise price of $0.0628. The options become exercisable at the rate of 1 and 2/3% per month. At June 30, 2000, 9,000,000 options were vested and exercisable. The options terminate on January 1, 2001. Deferred compensation or the estimated fair value of the options granted of $1,702,000 was recorded during 1996 and 1997. Compensation expense of $240,000 per year is being recognized in relation to these options.

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

                                  June 30, 2000

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

During fiscal 2000, the Company granted an option to purchase 2,000,000 shares of the Company's $.002 par value common stock at an exercise price of $.05 to Martin & Taub, LLP, attorney's for the company. These options are currently vested. In addition, during fiscal 2000 the company granted an option to purchase 1,000,000 shares of the company's $0.0002 par value common stock at an exercise price of $0.05 to four members of the board of directors, and 2,000,000 shares to two of the board members. Additional options to purchase 500,000 shares were granted to counsel for the Company. These options are currently vested.

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

                        American Film Technologies, Inc.
                   Notes to Consolidated Financial Statements

                                  June 30, 2000



Post-Petition Employee Stock Grants

As inducement and compensation to certain key employees, (who were first put on reduced work and compensation schedules and later put on administrative leave), the Company agreed to issue common stock as compensation to discourage these key employees from seeking other employment. The agreement which became effective with the approval of the Plan, called for an initial grant of 10,000 shares per employee, plus an additional 2,000 shares per employee per week up to a maximum of 36 weeks. These shares vested immediately and will be issued only if the employee is asked to return to the Company and does so. If the employee is not asked to return to the Company, the shares will be subsequently issued to the employee. As of June 30, 2000, 742,000 shares have been set aside, of which 164,000 of these shares were issued as of the Effective Date of the Plan.