Form 10-Q
period 2000-09-30
AMERICAN FILM TECHNOLOGIES INC /DE/
filed 2000-11-15
CIK 819028

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Quarter Ended September 30, 2000.

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934, for the Transition Period from                 to

Commission file number 1-9748

                        AMERICAN FILM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified its charter)


           Delaware                                     23-2359277
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporated or organization)


                 300 Park Avenue, 17th Floor, New York, NY 10022
                 -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code: (212) 572-6370

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS. As of September 30, 2000, there were 150,333,048 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        American Film Technologies, Inc.
                      Condensed Consolidated Balance Sheet



                                                   September 30,
                                                       2000          June 30,
                                                    (Unaudited)         2000
                                                   ------------    ------------
Assets
Current Assets:
    Cash                                           $     43,785    $      2,704
    Other current assets
                                                        160,000         160,000
                                                   ------------    ------------
Total current assets                                    203,785         162,704

Equipment and software, at cost, net
                                                         63,310          69,630
                                                   ------------    ------------
                                                   $    267,095    $    232,334
                                                   ------------    ------------

Liabilities and stockholders' equity (deficit)
Current Liabilities:
    Notes payable: current portion                 $  2,636,770    $  2,636,770
    Accounts payable and accrued expenses
                                                        902,571         935,050
                                                   ------------    ------------
Total current liabilities
                                                      3,539,341       3,571,820
                                                   ------------    ------------

Stockholders' Equity (Deficit)
    Common stock, $.002 par value:
    Authorized shares - 225,000,000; issued
    and outstanding shares 150,333,048
    and 142,719,437 at September 30, 2000 and
    June 30, 2000, respectively
    Capital in excess of par value                      300,666         285,439
                                                     17,725,049      17,583,649
    Deferred compensation                              (562,000)       (622,000)
    Accumulated deficit                             (20,735,961)    (20,586,574)
                                                   ------------    ------------
Total stockholders' equity (deficit)                 (3,272,246)     (3,339,486)
                                                   $    267,095    $    232,334
                                                   ============    ============

See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                        September 30,    September 30,
                                                                            2000              1999
                                                                        -------------    -------------

Revenues:                                                               $        --      $        --

Expenses:

   Compensation and benefits - administrative
     and officers                                                              60,000           60,000
   Selling, general and administrative                                         60,256          340,271
   Interest expense                                                            22,740           22,703
   Depreciation and amortization                                                6,320           23,427
   Change of control expense                                                     --            750,000
                                                                        -------------    -------------
                                                                              149,316        1,196,401
                                                                        -------------    -------------

Net loss                                                                $    (149,316)   $  (1,196,401)
                                                                             (149,316)      (1,196,401)

                                                                        =============    =============


Net loss per share- basic                                               $       (0.00)   $       (0.01)

Net loss per share - diluted                                            $       (0.00)   $       (0.01)

Shares used in the calculation of net income (loss) per common share:
      Basic                                                               147,019,437      141,469,437
      Diluted                                                             217,608,410      184,516,147






See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                    (UNAUDITED)


                                                    September 30,  September 30,
                                                         2000          1999
                                                     -----------    -----------
Cash Flows From Operating Activities:
Net loss                                             $  (149,316)   $(1,196,401)

Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
    Depreciation and Amortization                          6,320         23,427
    Amortization of Deferred Compensation                 60,000         60,000
    Changes in Assets and liabilities:
      Other long-term assets                                --         (160,000)
      Accounts payable and accrued expenses              (32,550)       243,950
      Issuance of senior secured debt                       --          750,000
                                                     -----------    -----------

Net cash used by operating activities                   (115,546)      (279,024)
                                                     -----------    -----------

Cash Flows From Financing Activities:
    Principal payments on notes payable - other             --          (57,000)
    Proceeds from sale of common stock                   156,627        497,000
    Proceeds from sale of convertible debentures            --           50,000
                                                     -----------    -----------

Net cash provided by financing activities                156,627        490,000
                                                     -----------    -----------

Net increase (decrease) in cash                           41,081        210,976

Cash - beginning of period                                 2,704         27,528
                                                     -----------    -----------

Cash - end of period                                 $    43,785    $   238,504
                                                     ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period for interest         $      --      $      --



See accompanying notes to financial statements.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.


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

The Company's Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court on October 6, 1995, and became effective October 17, 1995.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company's business is the production of color versions of motion pictures and television programs originally produced in black and white. The Company has produced colorized films for its own library and owns the copyrights on eleven such films. These films are available for sale and or distribution.

Consolidation

The consolidated financial statements include the accounts of Midtech de Mexico, S.A., the Company's wholly-owned, inactive, Mexican subsidiary. All intercompany transactions have been eliminated in consolidation.


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

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements, related notes and management's discussion and analysis of financial conditions and results of operations included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

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

Results of Operations.

The financial results of the Company for each of the periods addressed by this report do not reflect the earnings capacity of the Company. The financial data for the periods ending September 30, 2000 and 1999 reflects the adoption of Fresh Start Accounting. As such, the financial data is considered that of a Successor Company and is not comparable to prior periods.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

Since the filing under Chapter 11 in October, 1993, the Company has not generated any income from film colorization, animation or fee for service orders. For the quarter ended September 30, 2000 the Company recorded net interest expense of approximately $23,000 as compared to $23,000 for the period ended September 30, 1999.

For the quarters ended September 30, 2000 and 1999 the Company recorded compensation and benefits for its administration and officers of approximately $60,000 and $60,000 respectively.

For the quarters ended September 30, 2000 and 1999, the Company recorded selling, general and administrative expenses of approximately $60,256 and $340,000 respectively.

For the quarters ended September 30, 2000 and 1999, the Company recorded depreciation and amortization expense of approximately $6,300 and $23,000 respectively.

For the quarters ended September 30, 2000 and 1999, the Company had a net loss of approximately $149,000 and $1,200,000 respectively, or less than $0.01 cent per share for each period.

Liquidity and Capital Resources.

During fiscal 2000, the Company's operations were financed almost entirely by remaining working capital and proceeds from private placements of its securities and purchases and option exercises. During this period $156,627 in stock was issued in a private placement.

The Company is continuing to experience cash flow difficulties. The Company was required to make a payment in October 1998 of approximately $405,000 plus interest to unsecured creditors in connection with its 1995 bankruptcy reorganization but has not made such payment. No creditor has filed a complaint or objection or instituted any legal action to date because of such failure. To the extent outside financing is not obtained in the immediate future, the Company may be liquidated or it may seek further relief in the previously instituted bankruptcy preceding. In the event of liquidation the shareholders in all likelihood will receive nothing in respect of their stock.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


In addition, the Company needs funding sufficient to enable it to become operational again, although, the amount of funding required is contingent on a number of variables such as the speed of the start up and initial production capacity required; the Company believes that the minimum amount of funding required (including working capital) would be approximately $4,000,000.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         On December 6, 1999, a Judgment was entered against the Company in the amount of $45,724.46. The Company has paid $22,399.76 of this amount and will attempt to negotiate a settlement of the balance of this Judgment and to arrange for a reasonable payout.

         In addition, an arbitration award was granted against the Company in the amount of $36,693.41 in January, 2000. A judgement was entered in New York State for the amount of the award. That judgement was satisfied.

         Grant & Eisenhofer, PA ("Grant") claim that the Company owes them $298,
225.06 for legal services performed on behalf of AFT. In September 2000, the Board of Directors initially agreed to issue 3,313,611 shares of the Company's common stock to Grant in settlement of this matter. A shareholder of the Company has questioned the authority of the Board of Directors to issue shares of stock under such circumstances. This issue is presently under review and no shares have been issued by the Company.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Item 2. Changes In Securities and Use of Proceeds

Sale of Unregistered Securities - Between July 1, 2000 and November 14, 2000 4,300,000 shares of common stock were issued in a private placement for proceeds in the amount of $150,000. The common stock was issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemptions under Section 4(2) of the Act.

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

The Company continues to be in default under the terms of the Settlement Agreement, dated December 31, 1999, between the Company, Gerald Wetzler and certain other individuals. Representatives of the Company are engaged in discussions with Mr. Wetzler in an attempt to resolve the Company's default under the Settlement Agreement. There can be no assurance that a solution will be reached. In the event that a resolution is not reached, Mr. Wetzler will attempt to seize the assets of the Company or to have the Company transfer all of his assets to him. The Company, or unsecured creditors of the Company, may attempt to resist these efforts, however, this will negatively impact the ability of the Company to obtain necessary financing. The Board of Directors has authorized the Company to engage the firm of GTH Capital to assist in discussions with Mr. Wetzler.

The Board of Directors has accepted the resignations of Jeffrey Yapp, Chairman and Chief Executive Officer of the Company, and Barry Sandrew, President and Chief Operating Officer of the Company. Subsequently, Messrs. Anthony Chan and Jack Hoagland have resigned as directors of the Company. Porter Bibb remains as the sole director of the Company.

                        AMERICAN FILM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Item 6. Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FILM TECHNOLOGIES, INC.

Date: November 15,  2000



By:    /s/ Porter Bibb                                         November 15, 2000
      -----------------
      Porter Bibb
      Director